Form 10-Q
period 1994-03-31
BE HOLDINGS INC
filed 1994-05-12
CIK 824776

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                 __________________________________________



                                  Form 10-Q

                              QUARTERLY REPORT
                                 PURSUANT TO
                             SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 1994

                      Commission File Number:  0-16648

                 __________________________________________


                             B-E HOLDINGS, INC.

                 DELAWARE                         39-1593043

                                P. O. BOX 500
                            1100 MILWAUKEE AVENUE
                       SOUTH MILWAUKEE, WISCONSIN 53172

                               (414) 768-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding May 6, 1994

Class C Common Stock, par value $.01
per share                                              9,177,910
Class D Common Stock, par value $.01
per share                                                 91,949

                     B-E HOLDINGS, INC. AND SUBSIDIARIES

                                    INDEX



                                                               Page No.

Part I.  Financial Information:


         Consolidated Condensed Balance Sheets -
         March 31, 1994 and December 31, 1993                       3-4

         Consolidated Condensed Statements of Operations -
         Quarters ended March 31, 1994 and 1993                     5-6

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 1994 and 1993                     7-8

         Notes to Consolidated Condensed Financial Statements      9-12

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      13-19


Part II. Other Information                                        20-23

         Signature Page                                              24

                                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                                       PART 1. FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           March 31,    December 31,                              March 31,   December 31,
                             1994           1993                                    1994          1993
ASSETS                                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT ASSETS:                                        (DEFICIENCY IN ASSETS)
 Cash and cash                                         CURRENT LIABILITIES:
  equivalents            $ 15,971,936   $ 13,696,244    Accounts payable and
 Restricted funds                                        accrued expenses       $ 22,040,551  $ 53,665,642
  on deposit                        -        512,173    Liability to customers
 Receivables               29,279,593     25,731,294     on uncompleted contracts
 Inventories - Note 5      65,887,710     63,671,237     and warranties            3,307,251     8,196,401
 Prepaid expenses and                                   Income taxes                 419,868       448,493
  other assets              2,191,171      1,630,226    Current maturities of
                         ____________   ____________     long-term debt - Note 7   7,568,077     4,954,196
 Total Current Assets     113,330,410    105,241,174                            ____________  ____________
                                                                                  33,335,747    67,264,732
OTHER ASSETS:                                           Long-term debt classified
 Restricted funds                                        as a current
  on deposit                5,570,866      6,024,659     liability - Note 7          742,500   201,979,324
 Goodwill - net            16,886,124     17,003,213                            ____________  ____________
 Intangible assets - net    7,305,267      7,780,263
 Other assets               1,216,323      2,480,555    Total Current
                         ____________   ____________     Liabilities              34,078,247   269,244,056
                           30,978,580     33,288,690
                                                       DEFERRED LIABILITIES:
PROPERTY, PLANT AND EQUIPMENT:                          Income taxes                 202,706       157,544
 Cost                      88,006,463     87,511,688    Liability to customers on
 Less accumulated                                        uncompleted contracts
  depreciation            (42,618,568)   (41,141,094)    and warranties            4,522,647     4,587,014
                         ____________   ____________    Postretirement benefits   15,527,178    15,590,236
                           45,387,895     46,370,594    Deferred plant closing
                                                         expenses and other        6,083,125     7,298,284
                                                                                ____________  ____________
                                                                                  26,335,656    27,633,078
                                                       LONG-TERM DEBT, less
                                                        amounts classified as
                                                        current liabilities
                                                        and liabilities subject
                                                        to compromise - Note 7       549,325       768,728

                                                       LIABILITIES SUBJECT
                                                        TO COMPROMISE - Note 4   251,798,728             -

                                                       PREFERRED STOCK -
                                                        Notes 4 and 8
                                                        Series A Redeemable, subject
                                                        to compromise in 1994 -
                                                         par value $.01 share,
                                                         liquidation preference
                                                         $25 share plus accrued
                                                         dividends, 2,412,791.57
                                                         shares in 1994 and 1993
                                                         issued and outstanding
                                                         (aggregate liquidation/
                                                         redemption preference
                                                         $71,091,180 at March 31,
                                                         1994 and $70,088,379 at
                                                         December 31, 1993)       71,091,180    30,301,570
                                                        Series B - par value
                                                         and liquidation preference
                                                         $.01 per share, issued and
                                                         outstanding 6,291,805
                                                         shares                       62,918        62,918

                                                       COMMON STOCKHOLDERS' INVESTMENT
                                                       (DEFICIENCY IN ASSETS):
                                                        Class C - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         9,178,241 shares in 1994
                                                         and 9,176,427 shares
                                                         in 1993                      91,782        91,764
                                                        Class D - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         91,618 shares in 1994 and
                                                         88,154 shares in 1993           916           882
                                                        Warrants - authorized
                                                         10,000,000, issued and
                                                         outstanding 1,114 in 1994
                                                         and 6,392 in 1993               169           971
                                                        Accumulated deficit     (189,779,479) (138,994,351)
                                                        Cumulative foreign
                                                         currency translation
                                                         adjustments              (4,532,557)   (4,209,158)
                                                                                ____________  ____________
                                                                                (194,219,169) (143,109,892)
                         ____________   ____________                            ____________  ____________
                         $189,696,885   $184,900,458                            $189,696,885  $184,900,458

                   See accompanying notes to consolidated condensed financial statements.

                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         Quarter Ended March 31,
                                          1994           1993
Revenues:
  Net shipments                       $ 43,355,100   $ 47,104,262
  Interest, royalties and
    miscellaneous                          350,740        327,462
                                      ____________   ____________
                                        43,705,840     47,431,724
                                      ____________   ____________
Costs and Expenses:
  Cost of products sold                 36,564,733     39,911,558
  Product development, selling,
    administrative, and miscellaneous
    expenses                             7,522,344      8,681,055
  Interest expense (contractual
    interest for 1994 - $9,278,791;
    1993 - $8,504,005) - Note 4          6,212,564      8,504,005
                                      ____________   ____________
                                        50,299,641     57,096,618
                                      ____________   ____________
Loss before reorganization items,
  income taxes and cumulative
  effects of changes in
  accounting principles                 (6,593,801)    (9,664,894)

Reorganization items -
  pre-petition - Note 4                  1,184,006        440,705
Reorganization items -
  post-petition - Note 4                 1,752,958              -
                                      ____________   ____________
Loss before income taxes and
  cumulative effects of changes
  in accounting principles              (9,530,765)   (10,105,599)

Income taxes                               465,555        670,769
                                      ____________   ____________

Loss before cumulative effects of
  changes in accounting principles      (9,996,320)   (10,776,368)

Cumulative effects of changes in
  accounting principles for:
    Postretirement benefits                      -    (11,744,109)
    Income taxes                                 -        446,724
                                      _____________  ____________

Net loss                                (9,996,320)   (22,073,753)

Redeemable preferred stock
  accretion - pre-petition                (105,548)      (150,896)
Redeemable preferred stock
  dividends - pre-petition                 (40,453)       276,016
Redeemable preferred stock
  reorganization item - Note 4         (40,554,805)             -
                                      ____________   ____________
Net loss attributable to
  common stockholders                 $(50,697,126)  $(21,948,633)

Weighted average of common
  shares outstanding                     9,265,109      8,046,393

Net loss per share of common stock:
  Loss before cumulative effects of
    changes in accounting principles      $  (1.08)      $  (1.34)
  Cumulative effects of changes in
    accounting principles for:
      Postretirement benefits                    -          (1.46)
      Income taxes                               -            .06
                                          ________       ________
  Net loss                                   (1.08)         (2.74)
  Redeemable preferred stock dividends
    and accretion - pre-petition              (.01)           .01
  Redeemable preferred stock
    reorganization item                      (4.38)             -
                                          ________       ________

Net loss per share attributable to
  common stockholders                     $  (5.47)      $  (2.73)


  See accompanying notes to consolidated condensed financial statements.

                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         Quarter Ended March 31,
                                          1994           1993
Cash Flows From Operating Activities
Net loss                              $ (9,996,320)  $(22,073,753)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                         2,021,109      1,908,915
    Amortization of purchase adjustments
      and financing fees                 1,025,345      1,115,445
    Deferred rent (interest) on sale and
      leaseback financing arrangement    1,670,479      1,364,742
    Amortization of debt discount           71,179        107,346
    (Gain) loss on sale of property,
      plant and equipment                     (515)         3,511
    Cumulative effects of changes in
      accounting principles                      -     11,297,385
    Non-cash reorganization items        1,079,805              -
    Changes in assets and liabilities
      including items subject to
      compromise:
      Increase in receivables           (3,548,629)    (1,635,059)
      Increase in inventories           (2,369,754)    (5,513,870)
      Increase in other current
        assets                            (560,418)      (163,546)
      (Increase) decrease in
        other assets                       (95,754)        57,275
      Increase in current liabilities
        other than income taxes
        and current maturities
        of long-term debt               10,849,004      5,483,582
      Increase (decrease) in
        income taxes                        96,612       (593,773)
      Decrease in deferred liabilities
        other than income taxes           (288,655)    (1,585,393)
                                      ____________   ____________
Net cash used in operating activities      (46,512)   (10,227,193)
                                      ____________   ____________
Cash Flows From Investing Activities
Decrease in restricted
  funds on deposit                         965,966      2,370,880
Purchases of property, plant
  and equipment                           (992,626)      (736,080)
Proceeds from sale of property, plant
  and equipment                             29,570          1,977
                                      ____________   ____________
Net cash provided by
  investing activities                       2,910      1,636,777
                                      ____________   ____________
Cash Flows From Financing Activities
Payment of current maturities of
  long-term debt                                 -       (346,834)
Payment of other obligations              (281,745)             -
Proceeds from exercise of warrants              53         28,183
Proceeds from issuance of long-term
  project financing obligations          2,669,741              -
Net cash provided by (used in)        ____________   ____________
  financing activities                   2,388,049       (318,651)
                                      ____________   ____________
Effect of exchange rate
  changes on cash                          (68,755)      (144,133)
                                      ____________   ____________
Net increase (decrease) in cash
  and cash equivalents                   2,275,692     (9,053,200)

Cash and cash equivalents at
  beginning of period                   13,696,244     16,019,517
                                      ____________   ____________
Cash and cash equivalents at
  end of period                       $ 15,971,936   $  6,966,317


Supplemental Disclosures of Cash Flow Information

                                          1994           1993
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings               $    110,826   $     63,794
  Income taxes - net of refunds            (47,313)       355,152
  Reorganization items                   2,155,900        440,705


Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company has increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which are payable under mandatory redemption features. The Company has also recorded preferred stock discount accretion on these securities prior to the Petition Date. As of the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Prepackaged Plan. The amounts as reflected in the consolidated condensed financial statements were as follows:

                                          1994           1993

  Redeemable preferred stock
    dividends at net book value       $    129,257   $    150,800
  Redeemable preferred stock accretion     105,548        150,896
  Write-up to amount of allowed
    claim in the Prepackaged Plan       40,554,805              -
                                      ____________   ____________

                                      $ 40,789,610   $    301,696



  See accompanying notes to consolidated condensed financial statements.

                     B-E HOLDINGS, INC. AND SUBSIDIARIES
                       PART I.  FINANCIAL INFORMATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("the Company") and Bucyrus-Erie Company ("Bucyrus") commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization (the "Prepackaged Plan") in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, the business and affairs of the Company and Bucyrus are being conducted as debtors-in-possession by their respective officers and directors, subject to the supervision and orders of the Bankruptcy Court.

   The Company and Bucyrus have reported recurring losses from operations which have resulted in a common stockholders' net deficiency in assets, and they have been unable to generate sufficient cash flow to meet their obligations and sustain their operations. In addition, the Company and Bucyrus have refrained from paying interest due on certain long-term debt obligations and are not in compliance with their debt agreements, which has resulted in certain debt holders accelerating the due dates of the related obligations. These matters raise substantial doubt about the Company's, Bucyrus' and their subsidiaries' abilities to continue as going concerns.

   The accompanying consolidated condensed financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern; such principles assume realization of assets and payment of liabilities in the normal course of business. The appropriateness of using the going concern basis is also dependent upon, among other things, confirmation of a plan of reorganization, future successful operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

   The accompanying consolidated condensed financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings, including the result if the Bankruptcy Court does not approve the Prepackaged Plan. If the Company and Bucyrus are unable to obtain such approval, and no other consensual plan of reorganization can be agreed upon under chapter 11 of the Bankruptcy Code, the Company and Bucyrus believe it is possible that a liquidation under chapter 7 of the Bankruptcy Code will occur and that no net proceeds would be available for distribution to the holders of the Company's and Bucyrus' equity securities and, possibly, various classes of the Company's and Bucyrus' debt securities. Such consolidated condensed financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status of priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company and Bucyrus; or (d) as to operations, the effect of any changes that may be made in their business. The outcome of these matters is not presently determinable.

2. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in subsequent notes) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain reclassifications have been made to the 1993 financial statements to present them on a basis consistent with the current year.

3. Certain notes and other information have been condensed or omitted from these interim financial statements and, therefore, these statements should be read in conjunction with the Company's 1993 annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1994.

4. The accompanying consolidated condensed financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, revenues and expenses resulting from the reorganization of the Company and Bucyrus are recorded as earned and incurred and reported separately as reorganization items in the accompanying Consolidated Condensed Statements of Operations. Interest expense subsequent to the Petition Date on the unsecured debt of the Company and Bucyrus, excluding debt of the foreign subsidiaries, is not being accrued. In addition, liabilities and the redeemable preferred stock subject to compromise under the bankruptcy proceedings are now reported at the amount of the allowed claims in the Prepackaged Plan and are segregated from other liabilities in the Consolidated Condensed Balance Sheet at March 31, 1994.

   Liabilities Subject to Compromise as of March 31, 1994 consist of the following:

   10% Senior Notes of Bucyrus                                 $ 74,628,000
   Resettable Senior Notes of Bucyrus                            60,000,000
   Series A 12-1/2% Senior Debentures of the Company             22,917,756
   9% Sinking Fund Debentures of Bucyrus                            804,000
   Lease Obligation of Bucyrus under sale
     and leaseback financing arrangement                         27,848,354
   Series A 10.65% Senior Secured Notes of Bucyrus               11,500,000
   Series B 16.5% Senior Secured Notes of Bucyrus                 5,250,000
   Accounts payable and accrued expenses                          9,102,680
   Accrued interest                                              33,957,034
   Liability to customers on uncompleted contracts
     and warranties                                               4,450,000
   Other                                                          1,340,904
                                                               ____________

   Total                                                       $251,798,728

   The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition machine contracts, customer warranty claims, and obligations owing to employees, including but not limited to, wages and salaries, payroll taxes, benefits, expenses and insurance premiums. Accordingly, such liabilities have not been classified as Liabilities Subject to Compromise.

   Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                                                Quarter Ended March 31,
                                                  1994             1993

   Legal and professional
     fees - pre-petition                      $ 1,184,006      $   440,705
   Legal and professional
     fees - post-petition                         711,296                -
   Net write-down of debt to amount
     of allowed claim in the
     Prepackaged Plan                             (33,122)               -
   Interest income                                (38,143)               -
   Write-off capitalized financing costs        1,112,927                -
                                              ___________      ___________
   Subtotal                                     2,936,964          440,705

   Write-up of redeemable preferred
     stock to amount of allowed claim
     in the Prepackaged Plan                   40,554,805                -
                                              ___________      ___________

   Total                                      $43,491,769      $   440,705

5. Inventories are summarized as follows:

                                                March 31,      December 31,
                                                  1994             1993

   Raw materials and parts                    $ 11,452,832     $ 10,324,233
   Inventoried costs relating to
     uncompleted contracts                       5,409,518          670,835
   Work in process                              12,061,256       15,344,264
   Finished products (primarily
     replacement parts)                         38,215,187       37,863,277
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                      (1,251,083)        (531,372)
                                              ____________     ____________

                                              $ 65,887,710     $ 63,671,237

6. Net loss per share has been computed based on the average number of common shares outstanding during the period. Warrants, Series B Convertible Preferred Stock and stock options outstanding are not included in the per share calculations because they are anti-dilutive.
   If the Company's Prepackaged Plan is approved, the issuance of new common stock will further dilute current equity interests.

7. In accordance with SOP 90-7, all long-term debt of the Company and Bucyrus, except for the project financing obligations and debt of foreign subsidiaries, has been reclassified to Liabilities Subject to Compromise. Prior year comparative balances have not been reclassified to conform with current year balances stated under SOP 90-7. Long-term debt is comprised of the following:

                                                March 31,      December 31,
                                                  1994             1993

   10% Senior Notes of Bucyrus,
     in default                               $          -     $ 74,701,142
   Resettable Senior Notes of Bucyrus,
     in default                                          -       60,000,000
   Series A 12-1/2% Senior Debentures
     of the Company, in default                          -       22,843,780
   9% Sinking Fund Debentures of
     Bucyrus, in default                                 -          766,777
   Lease Obligation of Bucyrus under sale
     and leaseback financing arrangement,
     in default                                          -       26,177,875
   Series A 10.65% Senior Secured Notes
     of Bucyrus, in default                              -       11,500,000
   Series B 16.5% Senior Secured Notes
     of Bucyrus, in default                              -        5,250,000
   Project financing obligations
     of Bucyrus                                  6,329,620        3,659,879
   Other                                         2,530,282        2,802,795
                                              ____________     ____________
                                                 8,859,902      207,702,248
   Less:
     Current maturities of long-term debt       (7,568,077)      (4,954,196)
     Amounts classified as a
       current liability                          (742,500)    (201,979,324)
                                              ____________     ____________

   Amounts classified as long-term debt       $    549,325     $    768,728

8. The Company did not declare a dividend in cash or in kind on March 15, 1993, September 15, 1993 or March 15, 1994 on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). In accordance with SOP 90-7, the Company has increased the carrying amount of the Series A Preferred Stock (which includes the unpaid dividends of March 15, 1993 and September 15, 1993 and the accrued dividend for the period of September 16, 1993 through February 18, 1994) in the accompanying Consolidated Condensed Balance Sheet to the amount of the allowed claim in the Prepackaged Plan.

9. The following balance sheet separates the Consolidated Condensed Balance Sheet as of March 31, 1994, into the assets, liabilities and stockholders' investment (deficiency in assets) of those entities that filed bankruptcy and those subsidiaries around which the Company and Bucyrus are being reorganized.

                       Debtors-       Non-
                       In-            Bankrupt
                       Possession     Entities    Eliminations    Consolidated
                                      (Dollars in Thousands)

Current assets          $ 72,392      $ 42,351      $( 1,413)       $113,330
Property, plant &
 equipment, net           37,854         7,534             -          45,388
Other assets              83,442         8,275       (60,738)         30,979
Due from
 affiliates               17,577         1,153       (18,730)              -
                        ________      ________     _________        ________

 Total assets           $211,265      $ 59,313     $ (80,881)       $189,697

Current liabilities     $ 23,230      $ 10,904     $     (56)       $ 34,078
Long-term debt               440           109             -             549
Other liabilities        274,498         3,637             -         278,135
Due to affiliates            175        17,615       (17,790)              -
Preferred stock           71,154             -             -          71,154
Stockholders'
 investment
 (deficiency in
 assets)                (158,232)       27,048       (63,035)       (194,219)
                        ________      ________     _________        ________

 Total liabilities
 and stockholders'
 investment
 (deficiency in
 assets)                $211,265      $ 59,313     $ (80,881)       $189,697

                     B-E HOLDINGS, INC. AND SUBSIDIARIES
                        PART I. FINANCIAL INFORMATION
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


   The following information is provided to assist in the understanding of the Company's operations for the quarter ended March 31, 1994. The acquisition of Bucyrus-Erie Company ("Bucyrus") by the Company on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities of the Company were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets has been allocated to goodwill. The financial statements include the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

Corporate Reorganization

   On February 22, 1993, the Company and Bucyrus announced their intention to pursue a restructuring of their capital structures. Subsequent to the Company's and Bucyrus' announcement of their intention to pursue a restructuring and, at the suggestion of the Company and Bucyrus, holders of the Series A 12-1/2% Senior Debentures and the 10% Senior Notes, and other persons in an ex officio capacity, formed the Public Debtholders Committee for the purpose of negotiating a consensual plan of restructuring (the "Restructuring") which would be accomplished as part of a joint "prepackaged" plan of reorganization of the Company and Bucyrus under chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"). In September, 1993, the Company, Bucyrus and the negotiating subcommittee of the Public Debtholders Committee executed a non-binding agreement in principle containing certain principal terms of the Restructuring, including the principal components of the equity allocation under the Prepackaged Plan among the Company's and Bucyrus' senior unsecured debtholders and the Company's stockholders (the "Agreement in Principle").

   The Company and Bucyrus also obtained a commitment (the "Commitment Letter") from Bank One, Milwaukee, N.A. ("Bank One"), Continental Bank, N.A. and Bank One, Dayton, N.A. (collectively, the "New Lenders") to provide, subject to certain terms and conditions, a $50 million secured credit facility (the "New Credit Agreement"), consisting of a term loan and a revolving line of credit, on the effective date of the Prepackaged Plan the proceeds of which would be used to repay the Bucyrus Secured Obligations (as defined below) and for working capital and other general corporate purposes. The New Lenders agreed in the Commitment Letter to use their best efforts to obtain commitments from one or more additional lenders to provide an additional $10 million in revolving credit under the New Credit Agreement. The Commitment Letter, and the New Lenders' commitment thereunder, expired on March 31, 1994. The Company and Bucyrus are continuing discussions with the New Lenders to secure extension of the Commitment Letter and the credit facilities contemplated thereby prior to confirmation of the Prepackaged Plan. The Company and Bucyrus are also in discussions with additional financial institutions which have expressed an interest in participating in post-confirmation credit facilities. In the event that some or all of the New Lenders do not extend the Commitment Letter and/or the Company and Bucyrus are unable to secure commitments from one or more additional financial institutions, the Prepackaged Plan contains an alternative $50 million post-confirmation credit facility which would be extended by the Bucyrus Secured Lenders as described in the immediately succeeding paragraph.

      After reaching an agreement with the Public Debtholders Committee, during the third quarter of 1993, the Company and Bucyrus began discussions with Greycliff Partners Limited ("Greycliff") acting on behalf of the holders (the "Bucyrus Secured Lenders") of Bucyrus' Series A 10.65% Senior Secured Notes, Series B 16.5% Senior Secured Notes and obligations of Bucyrus under its sale and leaseback financing arrangement (the "Sale Leaseback" and, together with the Senior Secured Notes, the "Bucyrus Secured Obligations").
In September, 1993, the Company, Bucyrus and the Bucyrus Secured Lenders executed a Summary of Principal Terms for Stipulation on Adequate Protection and Use of Cash Collateral, Debtor-in-Possession Financing Facility and Post-Confirmation Credit Facilities (the "Initial South Street Term Sheet") which was subject to the approval of the Public Debtholders Committee. On
December 8, 1993, following negotiations between the Public Debtholders Committee and Greycliff, the Company, Bucyrus and the Bucyrus Secured Lenders executed a Summary of Principal Terms for (A) Stipulation on Adequate Protection and Use of Cash Collateral, (B) Post-Petition Credit Facility and
(C) Post-Confirmation Credit Facilities (the "South Street Term Sheet") which contained additional negotiated concessions. The South Street Term Sheet sets forth the terms of, among other things, a stipulation on adequate protection and use of cash collateral and a debtor-in-possession financing facility to be extended by the Bucyrus Secured Lenders (the "Post-Petition Credit Facility"). The South Street Term Sheet also provides for a post-confirmation credit facility consisting of (i) a $5 million revolving loan and (ii) a $45 million term loan which would be extended by the Bucyrus Secured Lenders in the event that the conditions contained in the Commitment Letter are not satisfied or waived on or prior to the confirmation date of the Prepackaged Plan (the "South Street Financing Agreement").

   On March 17, 1994, the Company and Bucyrus obtained an order from the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court") approving an agreement with the Bucyrus Secured Lenders and Bank One authorizing the use of cash collateral during the period ending July 15, 1994. As adequate protection for the use of cash collateral, the Bankruptcy Court has authorized Bucyrus to grant to the Bucyrus Secured Lenders and Bank One replacement liens on certain of Bucyrus' assets along with superpriority administrative expense claims. Following further review of its liquidity and short-term cash needs, Bucyrus determined on March 7, 1994 to defer consideration of the Post-Petition Credit Facility as well as an alternative post-petition secured credit facility proposed by Jackson National Life Insurance Company ("JNL").

The Solicitation

   Following the announcement of the Agreement in Principle, the Initial
South Street Term Sheet and the Commitment Letter, the Company and Bucyrus filed a Disclosure Statement and Proxy Statement-Prospectus (the "Disclosure Statement") for the solicitation of votes for the Prepackaged Plan with the Securities and Exchange Commission (the "SEC"). On January 12, 1994, Bucyrus' Registration Statement on Form S-4 bearing Registration No. 33-73904, which included the final version of the Disclosure Statement dated January 12, 1994 detailing the terms of the Prepackaged Plan, was declared effective by the SEC. On January 14, 1994, the Company and Bucyrus distributed the Disclosure Statement to holders of record on December 29, 1993 of all classes of the Company's and Bucyrus' debt securities and the Company's equity securities soliciting from such holders acceptances of the Prepackaged Plan. The solicitation period for accepting or rejecting the Prepackaged Plan ended at 5:00 PM EST on February 14, 1994. All classes of the Company's and Bucyrus' bondholders and the Company's stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, except for JNL, the holder of Bucyrus' Resettable Senior Notes ("Resettable Notes"). On February 18, 1994 (the "Petition Date"), following expiration of the solicitation period, the Company and Bucyrus commenced voluntary petitions under chapter 11 of the Bankruptcy Code, and filed the Prepackaged Plan in the Bankruptcy Court, Case Nos. 94-20786-RAE and 94-20787-RAE. The Company's and Bucyrus' chapter 11 cases have been assigned to United States Bankruptcy Judge Russell A. Eisenberg.

   The Company and Bucyrus commenced voluntary petitions under chapter 11 of the Bankruptcy Code notwithstanding that JNL, the holder of the Resettable Notes, voted against the Prepackaged Plan (as such holder had previously publicly announced it would do). The Bankruptcy Code provides a procedure, known as "cram down", under which a plan of reorganization may be confirmed despite the non-acceptance by an impaired class. The Company and Bucyrus intend (and the Prepackaged Plan so provides) to seek confirmation of the Prepackaged Plan under the "cram down" provisions and will ask the Bankruptcy Court to confirm the Prepackaged Plan over the objection of the holder of the Resettable Notes. The Company and Bucyrus believe that the Prepackaged Plan meets the "cram down" requirements set forth in the Bankruptcy Code, although no assurance to this effect can be given. Although the Company and Bucyrus believe that requisite acceptances of the Prepackaged Plan have been received and that the Prepackaged Plan meets the "cram down" requirements of the Bankruptcy Code, the Bankruptcy Court must find that all statutory conditions to confirmation have been met, and accordingly, there can be no assurance that the Bankruptcy Court will confirm the Prepackaged Plan. In addition, confirmation and consummation of the Prepackaged Plan are subject to further conditions described in the Prepackaged Plan, and there can be no assurance that these will be satisfied, or, if not satisfied, waived or waivable by the Company and Bucyrus.

Post-Petition Letter Of Credit Agreement

   On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into a post-petition letter of credit financing agreement (the "Letter of Credit Agreement") with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of March 31, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $8,818,090. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994 and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One.

The Prepackaged Plan

   The Prepackaged Plan provides for the Company to merge with and into Bucyrus (the survivor of such merger is referred to as the "Reorganized Company"). The Reorganized Company would issue common stock ("New Common Stock") and warrants to purchase New Common Stock ("New Warrants") to holders of the Company's and Bucyrus' unsecured debt securities and equity securities. The Bucyrus Secured Obligations would be refinanced on the terms set forth in the Prepackaged Plan with a portion of the proceeds from the New Credit Agreement or the South Street Financing Agreement. The Company and Bucyrus intend to operate in the ordinary course during their chapter 11 cases and intend to take all steps necessary to ensure that their vendors, trade creditors, employees and customers with warranty or other claims are unimpaired by the Prepackaged Plan. None of the subsidiaries of the Company and Bucyrus are parties to the Prepackaged Plan.

Purpose Of The Restructuring

   The purpose of the Restructuring is to improve and enhance the long-term viability of the Company and Bucyrus by adjusting their capitalization to reflect current and projected operating performance levels. Specifically, the Prepackaged Plan is designed to reduce the Company's and Bucyrus' overall indebtedness and their corresponding debt service obligations by exchanging all of their senior unsecured debt securities for common equity.

Liquidity Pending Consummation Of The Restructuring

   Until the Prepackaged Plan is implemented on the Effective Date (as defined in the Prepackaged Plan), the Company and Bucyrus will be required to rely on their internal cash resources to operate their businesses and pay other costs. Bucyrus believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of their chapter 11 cases. During the pendency of their chapter 11 cases, the Company and Bucyrus intend to pay all post-petition operating expenses (including trade obligations) in the ordinary course of business.

Hearing On The Disclosure Statement

   As required under the Bankruptcy Code, a hearing to consider whether the solicitation of acceptances or rejections of the Prepackaged Plan pursuant to the Disclosure Statement satisfied the applicable provisions of the Bankruptcy Code has been scheduled for June 16, 1994 by the Bankruptcy Court. If the Bankruptcy Court approves the solicitation pursuant to the Disclosure Statement at such hearing, the Bankruptcy Court has indicated that it will schedule a hearing on confirmation of the Prepackaged Plan shortly thereafter.

Net Shipments and Net Loss

   Net shipments for the first quarter of 1994 were $43,355,100 compared with $47,104,262 for the first quarter of 1993. Shipments of repair parts and services were even with the first quarter of 1993 and machine shipments decreased 27.0%. The decrease in machine shipments was primarily due to decreased blast hole drill shipments of $3,053,000. The pricing for machines and repair parts has continued to remain steady with the changes primarily related to volume.

   Net loss for the first quarter of 1994 was $9,996,320 compared with a net loss of $22,073,753 for the first quarter of 1993. The decrease in net loss was primarily due to reduced interest expense in the first quarter of 1994 and $11,297,385 for the cumulative effects of changes in accounting principles as a result of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of 1993, partially offset by increased reorganization items in the first quarter of 1994. Also included in net losses for the first quarter of 1994 and 1993 were amortizations of non-cash purchase accounting and financing charges of $2,105,463 and $2,028,457, respectively.

   The Company's consolidated backlog on March 31, 1994 was $84,160,178 compared with $74,023,040 on December 31, 1993 and $82,935,708 on March 31, 1993. Machine backlog is up 15.6% from December 31, 1993 and up 8.1% from March 31, 1993. Both increases are primarily in electric mining shovels volume. Repair parts and service backlog is up 12.7% from December 31, 1993 and down 1.8% from March 31, 1993. The increase from December 31, 1993 is primarily at domestic locations.

   New orders for the first quarter of 1994 increased $15,838,000 or 42.1% over the first quarter of 1993. New machine orders increased $12,855,000 or 740.9%, primarily due to increased electric mining shovel volume. New repair parts and service orders increased $2,983,000 or 8.3%. This increase was at both domestic and foreign locations. The Company believes expansion of coal production in China and India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of machines along with movement of large draglines to new mine sites, and normal drill and shovel parts demand should result in increased shipments of repair parts worldwide in the next twelve months. However, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act. The Company is not able to determine the impact, if any, of the recent election in South Africa on future shipments by the Company in South Africa.

Cost of Products Sold

   Cost of products sold for the first quarter of 1994 was $36,564,733 or 84.3% of shipments compared with $39,911,558 or 84.7% of shipments for the first quarter of 1993. The change in the cost of products sold percentage was primarily the result of the mix of products sold. Included in cost of products sold were foreign currency translation losses of $357,760 for the first quarter of 1994 compared with $704,051 for the first quarter of 1993. The losses occurred primarily in Brazil and were the result of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Product Development, Selling, Administrative, and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the first quarter of 1994 were $7,522,344 or 17.4% of shipments compared with $8,681,055 or 18.4% of shipments for the first quarter of 1993. The decrease was primarily due to reduced product development expense as a result of increased work on specific customer contracts.

Interest Expense

   Interest expense for the first quarter of 1994 was $6,212,564 compared with $8,504,005 for the first quarter of 1993. The decrease was primarily due to not accruing interest subsequent to February 18, 1994 on the Company's and Bucyrus' unsecured debt which includes Bucyrus' 10% Senior Notes, Bucyrus' Resettable Senior Notes, the Company's Series A 12-1/2% Senior Debentures and Bucyrus' 9% Sinking Fund Debentures.

Income Taxes

   The Company has federal net operating loss carryforwards of approximately $112,900,000 expiring in the years 2003 through 2009, available to offset future federal taxable income. The Company also has approximately $78,500,000 of state net operating loss carryforwards, which expire in the years 1997 through 2009, available to offset future state taxable income in states where it has significant operations.

   As previously discussed, the Company and Bucyrus have filed the Prepackaged Plan with the Bankruptcy Court and commenced cases under chapter 11 of the Bankruptcy Code. The consummation of the Prepackaged Plan would cause the Company and Bucyrus to undergo "ownership changes" within the meaning of Section 382 of the Internal Revenue Code. Such ownership changes will, depending on the outcome of the chapter 11 cases of the Company and Bucyrus, including the effective date of the Prepackaged Plan and various other matters, significantly restrict the utilization of the Company's and Bucyrus' net operating loss and tax credit carryforwards.

Profitability Measurements

   Ratios of returns on net shipments, assets employed, and shareholders' investment are not meaningful at this time for the Company due to losses incurred.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1994 and December 31, 1993 were as follows:

                                                  March 31,     December 31,
                                                    1994            1993
Working capital (deficiency) (in millions)        $   79.3        $(164.0)
Current ratio                                     3.3 to 1         .4 to 1

   The increase in working capital for the quarter ended March 31, 1994 was primarily due to the reclassification of certain liabilities, primarily long-term debt and accrued interest, to Liabilities Subject to Compromise. Working capital includes restricted funds on deposit of zero and $512,173 at March 31, 1994 and December 31, 1993, respectively, and long-term debt classified as a current liability of $742,500 and $201,979,324 at March 31, 1994 and December 31, 1993, respectively. If the long-term debt had not been reclassified, working capital and the current ratio would have been as follows:

                                                  March 31,     December 31,
                                                    1994            1993
Working capital (in millions)                     $   80.0        $   38.0
Current ratio                                     3.4 to 1        1.6 to 1

   The table below summarizes the Company's cash position at March 31, 1994:

                                    Restricted    Unrestricted
Location                               Cash           Cash          Total

United States                      $ 2,340,000    $ 9,985,112    $12,325,112
Foreign Subsidiaries                         -      4,354,465      4,354,465
Equipment Assurance Limited          3,230,866      1,632,359      4,863,225
                                   ___________    ___________    ___________

                                   $ 5,570,866    $15,971,936    $21,542,802


   The unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of Bucyrus, is not readily repatriatable because it is required for working capital purposes at these respective locations.

   In order to provide a better understanding of the Company's results from operations, the following table reconciles Loss Before Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles to Cash Provided From Operations Before Interest Expense, Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles:

                                                   Quarter Ended March 31,
                                                    1994            1993
Loss before reorganization items,
  income taxes and cumulative effects
  of changes in accounting principles           $ (6,593,801)   $ (9,664,894)
Non-cash expenses:
  Depreciation expense - historical                1,012,170       1,103,249
  Depreciation and amortization of purchase
    adjustments and financing fees                 2,034,284       1,921,111
  Deferred rent (interest) on sale and
    leaseback financing arrangement                1,670,479       1,364,742
  Amortization of debt discount                       71,179         107,346
                                                ____________    ____________
Cash used in operations after interest
  expense and before reorganization items,
  income taxes and cumulative effects of
  changes in accounting principles                (1,805,689)     (5,168,446)
Cash interest expense (1)                          4,470,906       7,031,917
Cash provided from operations before            ____________    ____________
  interest expense, reorganization
  items, income taxes and
  cumulative effects of changes in
  accounting principles                         $  2,665,217    $  1,863,471

(1) Includes accrued but unpaid interest as a result of the corporate reorganization and excludes amortization of debt discount and deferred rent (interest) on the sale and leaseback financing arrangement.

   On July 24, 1992, Bucyrus entered into a credit agreement with Bank One which provides for the issuance from time to time by Bank One of standby letters of credit for the account of Bucyrus in an aggregate amount of up to $12,500,000 at any one time, secured in part pursuant to a security agreement and in part by cash provided by Bucyrus, and certain other commercial and standby letters of credit. The agreement expired on February 28, 1994. On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into the Letter of Credit Agreement with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of March 31, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $8,818,090. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994 and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One. Bucyrus has pledged to Bank One $2,340,000 of its cash to secure its reimbursement obligations under the Letter of Credit Agreement.

   As required under various agreements, EAL has pledged $3,230,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at March 31, 1994. These collateral amounts are classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   At March 31, 1994, the Company's subsidiaries had approximately $874,000 of open approved capital appropriations.

                                    PART II
                              OTHER INFORMATION

Item 1. Legal Proceedings and Other Contingencies

      Voluntary Petitions under Chapter 11 of the Bankruptcy Code

      On February 18, 1994 (the "Petition Date"), the Company and Bucyrus commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed the Prepackaged Plan in the United States Bankruptcy Court, Eastern District of Wisconsin, Case Nos. 94-20786-RAE and 94-20787-RAE and thereby commenced cases under chapter 11 of the Bankruptcy Code. The Company's and Bucyrus' prepackaged chapter 11 cases (the "Prepackaged Chapter 11 Cases") have been assigned to United States Bankruptcy Judge Russell A. Eisenberg.

      JNL Litigation

      As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), Jackson National Life Insurance Company ("JNL"), the sole holder of the Resettable Senior Notes, on October 27, 1993 amended its complaint filed in a civil action in the United States District Court, Southern District of New York to name the Company, Bucyrus and certain of their current and former directors as defendants (the "JNL Lawsuit"). On November 22, 1993, JNL and the indenture trustee for the Resettable Senior Notes filed a notice of motion for partial summary judgment relating to JNL's claim for the principal of and accrued interest on the Resettable Senior Notes. On December 17, 1993, the indenture trustee for the 10% Senior Notes and the Series A 12-1/2% Senior Debentures, a defendant in the lawsuit instituted by JNL, filed cross-claims against the Company and Bucyrus seeking judgment on the principal of, interest on and other amounts due and owing under the 10% Senior Notes and the Series A 12-1/2% Senior Debentures, and filed a notice of motion for summary judgment on such cross-claims. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of all such claims, cross-claims and motions has been stayed against the Company and Bucyrus as of the Petition Date.

      The information contained in Item 3 of the 1993 10-K under "JNL COMPLAINT" is incorporated herein by reference.

      Bell Helicopter Settlement

      In February, 1989, Bell Helicopter Textron, Inc. ("Bell Helicopter") sued Bucyrus, Bucyrus' inactive subsidiary, Brad Foote (which is now known as BWC Gear, Inc. ("BWC")), and the purchaser of all of the assets of Brad Foote (the "BF Purchaser") in the District Court of Tarrant County, Texas, over certain allegedly defective gear boxes which were manufactured by BWC and the BF Purchaser under Bell Helicopter purchase orders that were originally placed with BWC, but which were assigned by BWC to the BF Purchaser as part of the sale of assets of Brad Foote. Bell Helicopter sought compensatory damages of approximately $30,350,000 plus punitive damages against all defendants based on various theories of liability (the "Bell Helicopter Claim"). On December 23, 1993, BWC, Bucyrus, the Company and Bell Helicopter executed a letter of intent setting forth the terms of a settlement of the Bell Helicopter Claim and agreeing to the treatment of the Bell Helicopter Claim on the terms set forth in the Prepackaged Plan.

      On January 26, 1994, BWC, the Company, Bucyrus and Bell Helicopter entered into a settlement agreement and release (the "Bell Settlement Agreement"), pursuant to which, Bell Helicopter agreed effective as of December 23, 1993 to settle the Bell Helicopter Claim in consideration of receiving an Allowed Claim (as defined in the Prepackaged Plan) against Bucyrus in the amount of $3,350,000 in the Prepackaged
      Chapter 11 Cases. Bell Helicopter has agreed in the Bell Settlement Agreement that under the Prepackaged Plan it shall receive in respect of its Allowed Claim (a) $350,000 in cash on or as soon as practicable after the effective date of the Prepackaged Plan and (b) an Allowed Claim of $3,000,000 against Bucyrus in the Prepackaged Chapter 11 Cases which shall be treated pari passu with the holders of the 10% Senior Notes, the Resettable Senior Notes and the 9% Sinking Fund Debentures (collectively, "Bucyrus Debt Securities") and shall entitle Bell Helicopter to receive approximately 1.62% of the common equity to be issued pursuant to the Prepackaged Plan. The settlement of the Bell Helicopter Claim contained in the Bell Settlement Agreement is contingent upon (i) approval by the Bankruptcy Court of such settlement on the terms set forth in the Prepackaged Plan and (ii) the effective date of the Prepackaged Plan occurring prior to December 31, 1994. Upon consummation of the Prepackaged Plan, and assuming approval of the settlement of the Bell Helicopter Claim by the Bankruptcy Court, BWC, the Company and Bucyrus will be released from all liability in respect of the Bell Helicopter Claim. The $3,350,000 settlement is reflected in the Company's Consolidated Condensed Balance Sheet in Liabilities Subject to Compromise.

      On January 27, 1994, the District Court of Tarrant County, Texas entered an order pursuant to which the lawsuit instituted by Bell Helicopter was stayed against Bucyrus and BWC until such time as a motion is filed by Bell Helicopter, Bucyrus or BWC to lift such stay. The order of the District Court also required the parties to report to the District Court on or before December 31, 1994 as to the status of the settlement of the Bell Helicopter Claim described above and contemplated by the Prepackaged Plan, confirmation of the Prepackaged Plan, and the prospects for entry of an order of dismissal in respect of the Bell Helicopter Claim against Bucyrus and BWC.

Item 3. Defaults Upon Senior Securities.

      (a) (i) Holdings Series A 12-1/2% Senior Debentures. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on March 15, 1993, September 15, 1993 and March 15, 1994 on its Series A 12-1/2% Senior Debentures ("Series A Debentures"). The amounts of such defaults were $2,543,291, $2,589,667 and $2,547,444, respectively, (which amounts include $265,797, $270,644 and $266,231, of interest with respect to the $4,295,000 in principal amount of Series A Debentures which Bucyrus owns), and the total arrearage as of the Petition Date was $7,342,619. On November 24, 1993, the indenture trustee for the Series A Debentures ("Firstar"), without instruction from the holders of such securities, sent a notice of acceleration to the Company declaring such securities to be immediately due and payable. On December 17, 1993, Firstar, a defendant in the JNL Lawsuit, filed a cross-claim against the Company seeking judgment on the principal of, interest on and other amounts due and owing under the Series A Debentures, and filed a notice of motion for summary judgment on such cross-claim. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of the cross-claim against the Company has been stayed against the Company as of the Petition Date.

          (ii) Bucyrus 9% Sinking Fund Debentures. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 1, 1993 and December 1, 1993 on its 9% Sinking Fund Debentures ("Sinking Fund Debentures"). The applicable period of grace for such payments under the indenture governing the Sinking Fund Debentures has expired, resulting in an event of default thereunder. The indenture trustee for the Sinking Fund Debentures, Chemical Bank, has advised Bucyrus of the occurrence of an event of default. Each of such defaults was in an amount of $36,180, and the total arrearage as of the Petition Date was $88,296.

          (iii) Bucyrus Resettable Senior Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Resettable Senior Notes ("Resettable Senior Notes"). The applicable period of grace for such payments under the indenture governing the Resettable Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $4,500,000, and the total arrearage as of the Petition Date was $10,824,107 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Senior Secured Notes and the 10% Senior Notes constitute an event of default under the Resettable Senior Notes. On October 20, 1993, the indenture trustee for the Resettable Senior Notes, at the direction of JNL, the sole holder of the Resettable Senior Notes, sent a notice of acceleration to Bucyrus declaring all unpaid principal of, and accrued interest on, the Resettable Senior Notes to be immediately due and payable. On November 22, 1993, JNL, together with the indenture trustee for the Resettable Senior Notes, filed a notice of motion for partial summary judgment relating to its claim for all principal of and interest on the Resettable Senior Notes in connection with the JNL Lawsuit. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of such motion for partial summary judgment has been stayed against Bucyrus and the Company as of the Petition Date.

          (iv) Bucyrus Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes (collectively, "Senior Secured Notes"). The applicable period of grace for such payments under the indenture governing the Senior Secured Notes has expired, resulting in an event of default thereunder. The trustee under the Senior Secured Notes, Norwest Bank Wisconsin, National Association ("Norwest") has advised Bucyrus of the occurrence of an event of default. Each of such defaults was in an amount of $1,045,500, and the total arrearage on the date of filing this report is approximately $3,043,010 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Resettable Senior Notes and the 10% Senior Notes constitute an event of default under the Senior Secured Notes.

          (v) Bucyrus 10% Senior Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on July 1, 1993 and January 1, 1994 on its 10% Senior Notes ("10% Senior Notes"). The applicable period of grace for such payments under the indenture governing the 10% Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $5,970,240, and the total arrearage as of the Petition Date was $13,575,189. On November 24, 1993, Firstar, the indenture trustee for the 10% Senior Notes, without instruction from the holders of such securities, sent a notice of acceleration to Bucyrus declaring such securities to be immediately due and payable. On December 17, 1993, Firstar, a defendant in the JNL Lawsuit, filed a cross-claim against Bucyrus seeking judgment on the principal of, interest on and other amounts due and owing under the 10% Senior Notes, and filed a notice of motion for summary judgment on such cross-claim. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of the cross-claim against Bucyrus has been stayed against Bucyrus as of the Petition Date.

      (b) As disclosed in the 1993 10-K, the Company did not declare a dividend in cash or in kind, due and payable on March 15, 1993, September 15, 1993 and March 15, 1994, on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). Each of such defaults was in an amount of $3,769,987. The total arrearage as of the Petition Date was $10,771,391.

Item 4. Submission of Matters to a Vote of Security Holders

      As noted in Part I, in the first quarter of 1994, the Company and Bucyrus solicited acceptances of the Prepackaged Plan from stockholders and certain creditors of the Company and Bucyrus. On February 14, 1994, the solicitation period expired, and all classes of the Company's and Bucyrus' debt securities and the Company's stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, other than the holder of the Resettable Senior Notes. On February 18, 1994, the Company and Bucyrus commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed the Prepackaged Plan in the U.S. Bankruptcy Court, Eastern District of Wisconsin on that date.

      The information contained in Item 7 of the 1993 10-K under "CORPORATE RESTRUCTURING -- DEVELOPMENT, APPROVAL AND FILING OF THE PREPACKAGED PLAN -- The Solicitation" is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:
               See Exhibit Index on last page of this report, which is incorporated herein by reference.

      (b) Report on Form 8-K:

               1. Items Reported: Announcement of the Company's and Bucyrus' filing of the Prepackaged Plan, commencement of their voluntary petitions under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Wisconsin and results of the solicitation of acceptances of the Prepackaged Plan from stockholders and certain creditors of the Company and Bucyrus.

               2.  Financial Statements:  None.

               3.  Date: February 18, 1994.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              B-E HOLDINGS, INC.
                                              (Registrant)



Date     May 12, 1994                         Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date     May 12, 1994                         William B. Winter
                                              Chairman of the Board and
                                              Chief Executive Officer

                               B-E HOLDINGS, INC.
                                EXHIBIT INDEX
                                     TO
                        QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED MARCH 31, 1994

                                          Incorporated              Sequential
Exhibit                                    Herein By      Filed        Page
Number     Description                     Reference     Herewith     Number
_______    ___________                    ____________   ________   __________

 99.1      Prepackaged Joint Plan of      Exhibit 99.4
           Reorganization of B-E          to Registrant's
           Holdings, Inc. and Bucyrus-    Annual Report
           Erie Company under chapter     on Form 10-K
           11 of the Bankruptcy Code      for year ended
           as filed with the United       December 31, 1993
           States Bankruptcy Court,       ("Holdings' 1993
           Eastern District of            10-K")
           Wisconsin on February 18,
           1994.

 99.2      Settlement Agreement           Exhibit 99.5
           and Release entered            to Holdings'
           into effective as of           1993 10-K
           December 23, 1993
           between Bell Helicopter
           Textron, Inc., BWC Gear,
           Inc., Bucyrus-Erie
           Company and B-E
           Holdings, Inc. relating
           to settlement of the
           Bell Helicopter Claim.

 99.3      Form of Post-Petition          Exhibit 99.6
           Credit and Security            to Holdings'
           Agreement between              1993 10-K
           Bank One, Milwaukee,
           N.A. and Bucyrus-Erie
           Company relating to the
           issuance of standby
           letters of credit and
           commercial letters of
           credit.