Form 10-Q
period 1994-06-30
BE HOLDINGS INC
filed 1994-08-15
CIK 824776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

             ________________________________________________


                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1994

                      Commission File Number: 0-16648


             ________________________________________________


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

                        Yes   X                 No _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                             Outstanding August 10, 1994
Class C Common Stock, par value $.01
per share                                                  9,173,032
Class D Common Stock, par value $.01
per share                                                     96,827

                     B-E HOLDINGS, INC. AND SUBSIDIARIES

                                   INDEX


                                                 Page No.

Part I. Financial Information:


        Consolidated Condensed Balance Sheets -
         June 30, 1994 and December 31, 1993         3-5

        Consolidated Condensed Statements of Operations -
         Quarters and six months ended June 30, 1994
         and 1993                                    6-7

        Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1994 and 1993     8-9

        Notes to Consolidated Condensed Financial
         Statements                                10-13

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations       14-21


Part II. Other Information                         22-24

        Signature Page                                25

                                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                                       PART 1.  FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           June 30,     December 31,                              June 30,   December 31,
                             1994           1993                                    1994         1993
ASSETS                                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT ASSETS:                                        (DEFICIENCY IN ASSETS)
 Cash and cash                                         CURRENT LIABILITIES:
  equivalents            $ 16,870,802   $ 13,696,244    Accounts payable and
 Restricted funds                                        accrued expenses       $ 28,855,969 $ 53,665,642
  on deposit                        -        512,173    Liability to customers
 Receivables               32,662,100     25,731,294     on uncompleted contracts
 Inventories - Note 5      69,604,655     63,671,237     and warranties            3,617,163    8,196,401
 Prepaid expenses and                                   Income taxes                 668,259      448,493
  other assets              2,082,582      1,630,226    Short-term obligations       192,798            -
                         ____________   ____________    Current maturities of
 Total Current Assets     121,220,139    105,241,174     long-term debt - Note 7   8,642,482    4,954,196
                                                                                ____________ ____________
OTHER ASSETS:                                                                     41,976,671   67,264,732
 Restricted funds                                       Long-term debt classified
  on deposit                5,587,688      6,024,659     as a current
 Goodwill - net            16,888,553     17,003,213     liability - Note 7          771,750  201,979,324
 Intangible assets - net    6,830,271      7,780,263                            ____________ ____________
 Other assets               1,141,546      2,480,555
                         ____________   ____________    Total Current
                           30,448,058     33,288,690     Liabilities              42,748,421  269,244,056

PROPERTY, PLANT AND EQUIPMENT:                         DEFERRED LIABILITIES:
 Cost                      88,629,594     87,511,688    Income taxes                 259,595      157,544
 Less accumulated                                       Liability to customers on
  depreciation            (44,483,860)   (41,141,094)    uncompleted contracts
                         ____________   ____________     and warranties            4,495,983    4,587,014
                           44,145,734     46,370,594    Postretirement benefits   15,494,702   15,590,236
                                                        Deferred plant closing
                                                         expenses and other        5,972,050    7,298,284
                                                                                ____________ ____________
                                                                                  26,222,330   27,633,078
                                                       LONG-TERM DEBT, less
                                                        amounts classified as
                                                        current liabilities
                                                        and liabilities subject
                                                        to compromise - Note 7        83,269      768,728

                                                       LIABILITIES SUBJECT
                                                        TO COMPROMISE - Note 4   252,906,911            -

                                                       PREFERRED STOCK -
                                                        Notes 4 and 8
                                                        Series A Redeemable, subject
                                                        to compromise in 1994 -
                                                         par value $.01 share,
                                                         liquidation preference
                                                         $25 share plus accrued
                                                         dividends, 2,412,791.57
                                                         shares in 1994 and 1993
                                                         issued and outstanding
                                                         (aggregate liquidation/
                                                         redemption preference
                                                         $71,091,180 at June 30,
                                                         1994 and $70,088,379 at
                                                         December 31, 1993)       71,091,180   30,301,570
                                                        Series B - par value
                                                         and liquidation preference
                                                         $.01 per share, issued and
                                                         outstanding 6,291,805
                                                         shares                       62,918       62,918

                                                       COMMON STOCKHOLDERS' INVESTMENT
                                                       (DEFICIENCY IN ASSETS):
                                                        Class C - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         9,175,872 shares in 1994
                                                         and 9,176,427 shares
                                                         in 1993                      91,759       91,764
                                                        Class D - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         93,987 shares in 1994 and
                                                         88,154 shares in 1993           940          882
                                                        Warrants - authorized
                                                         10,000,000, issued and
                                                         outstanding 1,114 in 1994
                                                         and 6,392 in 1993              169           971
                                                        Accumulated deficit    (192,877,347) (138,994,351)
                                                        Cumulative foreign
                                                         currency translation
                                                         adjustments             (4,516,619)   (4,209,158)
                                                                               ____________  ____________
                                                                               (197,301,098) (143,109,892)
                         ____________   ____________                           ____________  ____________
                         $195,813,931   $184,900,458                           $195,813,931  $184,900,458

                   See accompanying notes to consolidated condensed financial statements.

                                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                                       PART I.  FINANCIAL INFORMATION
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             Quarter Ended June 30,            Six Months Ended June 30,
                                              1994           1993                1994           1993
Revenues:
  Net shipments                           $ 50,607,986   $ 53,979,424        $ 93,963,086   $101,083,686
  Interest, royalties and miscellaneous      1,510,489        147,810           1,861,229        475,272
                                          ____________   ____________        ____________   ____________

                                            52,118,475     54,127,234          95,824,315    101,558,958
                                          ____________   ____________        ____________   ____________
Costs and Expenses:
  Cost of products sold                     42,468,318     45,615,273          79,033,051     85,526,831
  Product development, selling,
    administrative, and
    miscellaneous expenses                   7,845,652      8,865,415          15,367,996     17,546,470
  Interest expense (contractual
    interest for 1994 - $9,220,095
    and $18,498,886, respectively -
    Note 4                                   2,437,477      8,572,178           8,650,041     17,076,183
                                          ____________   ____________        ____________   ____________

                                            52,751,447     63,052,866         103,051,088    120,149,484
                                          ____________   ____________        ____________   ____________

Loss before reorganization items, income
  taxes and cumulative effects of changes
  accounting principles                       (632,972)    (8,925,632)         (7,226,773)   (18,590,526)

Reorganization items - pre-petition -
Note 4                                          71,194        730,452           1,255,200      1,171,157

Reorganization items - post-petition -
Note 4                                       2,121,556              -           3,874,514              -
                                          ____________   ____________        ____________   ____________
Loss before income taxes and cumulative
  effects of changes in accounting
  principles                                (2,825,722)    (9,656,084)        (12,356,487)   (19,761,683)

Income taxes                                   272,146        176,006             737,701        846,775
                                          ____________   ____________        ____________   ____________
Loss before cumulative effects of changes
  in accounting principles                  (3,097,868)    (9,832,090)        (13,094,188)   (20,608,458)

Cumulative effects of changes in accounting
  principles for:
    Postretirement benefits                          -              -                   -    (11,744,109)
    Income taxes                                     -              -                   -        446,724
                                          ____________   ____________        ____________   ____________

Net loss                                    (3,097,868)    (9,832,090)        (13,094,188)   (31,905,843)

Redeemable preferred stock accretion -
  pre-petition                                       -       (167,527)           (105,548)      (318,423)
Redeemable preferred stock dividends -
  pre-petition                                       -        (79,895)            (40,453)       196,121
Redeemable preferred stock reorganization
  item - Note 4                                      -              -         (40,554,805)             -
                                          ____________   ____________        ____________   ____________

Net loss attributable to
  common stockholders                     $ (3,097,868)  $(10,079,512)       $(53,794,994)  $(32,028,145)

Weighted average of common shares
  outstanding                                9,269,859      9,176,758           9,267,497      8,638,071

Net loss per share of common stock:
  Loss before cumulative effects of changes
    in accounting principles                    $( .33)        $(1.07)             $(1.41)        $(2.38)
  Cumulative effects of changes in accounting
    principles for:
      Postretirement benefits                        -              -                   -          (1.36)
      Income taxes                                   -              -                   -            .05
                                                ______         ______              ______         ______
  Net loss                                        (.33)         (1.07)              (1.41)         (3.69)
  Redeemable preferred stock dividends
    and accretion - pre-petition                     -           (.03)               (.01)          (.02)
  Redeemable preferred stock
    reorganization item                              -              -               (4.38)             -
                                                ______         ______              ______         ______
Net loss per share attributable to
  common stockholders                           $ (.33)        $(1.10)             $(5.80)        $(3.71)


                   See accompanying notes to consolidated condensed financial statements.

                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         Six Months Ended June 30,
                                           1994          1993
Cash Flows From Operating Activities
Net loss                               $(13,094,188) $(31,905,843)
Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
    Depreciation                          3,971,909     3,769,752
    Amortization of purchase
      adjustments and financing fees      1,968,642     2,226,397
    Deferred rent (interest) on
      sale and leaseback
      financing arrangement               3,340,958     2,765,307
    Amortization of debt discount            71,179       224,747
    (Gain) loss on sale of property,
      plant and equipment                   (12,244)        7,680
    Cumulative effects of changes in
      accounting principles                       -    11,297,385
    Non-cash reorganization items         1,079,805             -
    Changes in assets and liabilities
      including items subject to
      compromise:
      Increase in receivables            (7,014,449)   (5,867,220)
      Increase in inventories            (5,986,473)   (4,426,142)
      (Increase) decrease in other
        current assets                     (455,487)       36,312
      Decrease in other assets              103,212       159,819
      Increase in current liabilities
        other than income taxes,
        short-term obligations
        and current maturities
        of long-term debt                16,997,606    10,892,176
      Increase (decrease) in
        income taxes                        367,794    (1,583,050)
      Decrease in deferred liabilities
        other than income taxes            (571,693)   (1,717,351)
                                       ____________  ____________
Net cash provided by (used in)
  operating activities                      766,571   (14,120,031)
                                       ____________  ____________
Cash Flows From Investing Activities
Decrease in restricted
  funds on deposit                          949,144     3,162,931
Purchases of property, plant
  and equipment                          (1,524,630)   (1,418,582)
Proceeds from sale of property, plant
  and equipment                              64,934        54,067
                                       ____________  ____________
Net cash (used in) provided by
  investing activities                     (510,552)    1,798,416
                                       ____________  ____________
Cash Flows From Financing Activities
Payment of current maturities of
  long-term debt                            (27,473)     (372,879)
Payment of other obligations - net         (183,036)            -
Proceeds from exercise of warrants               53        28,227
Proceeds from issuance of long-term
  project financing obligations           5,366,628     3,938,420
Reduction of long-term project
  financing obligations                  (2,029,342)            -
                                       ____________  ____________
Net cash provided by
  financing activities                    3,126,830     3,593,768
                                       ____________  ____________

Effect of exchange rate changes
  on cash                                 (208,291)      253,819
                                       ____________  ____________
Net increase (decrease) in cash
  and cash equivalents                    3,174,558    (8,474,028)

Cash and cash equivalents at
  beginning of period                    13,696,244    16,019,517
                                       ____________  ____________
Cash and cash equivalents at
  end of period                        $ 16,870,802  $  7,545,489


Supplemental Disclosures of Cash Flow Information

                                           1994          1993
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings                $    172,859  $    222,229
  Income taxes - net of refunds             (43,301)    1,239,214
  Reorganization items                    2,269,200     1,171,157


Supplemental Schedule of Non-Cash Investing and Financing Activities

Prior to the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which are payable under mandatory redemption features. The Company also recorded preferred stock discount accretion on these securities prior to the Petition Date. As of the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Prepackaged Plan. The amounts as reflected in the consolidated condensed financial statements were as follows:

                                           1994          1993

  Redeemable preferred stock
    dividends at net book value        $    129,257  $    150,800
  Redeemable preferred stock accretion      105,548       318,423
  Write-up to amount of allowed
    claim in the Prepackaged Plan        40,554,805             -
                                       ____________  ____________

                                       $ 40,789,610  $    469,223

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

4. The accompanying consolidated condensed financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, revenues and expenses resulting from the reorganization of the Company and Bucyrus are recorded as earned and incurred and reported separately as reorganization items in the accompanying Consolidated Condensed Statements of Operations. Interest expense subsequent to the Petition Date on the unsecured debt of the Company and Bucyrus, excluding debt of the foreign subsidiaries, is not being accrued. In addition, liabilities and the redeemable preferred stock subject to compromise under the bankruptcy proceedings are now reported at the amount of the allowed claims in the Prepackaged Plan and are segregated from other liabilities in the Consolidated Condensed Balance Sheet at June 30, 1994.

  Liabilities Subject to Compromise as of June 30, 1994 consist of the following:

  10% Senior Notes of Bucyrus                        $ 74,628,000
  Resettable Senior Notes of Bucyrus                   60,000,000
  Series A 12-1/2% Senior Debentures of the Company    22,917,756
  9% Sinking Fund Debentures of Bucyrus                   804,000
  Lease Obligation of Bucyrus under sale
    and leaseback financing arrangement                29,518,833
  Series A 10.65% Senior Secured Notes of Bucyrus      11,500,000
  Series B 16.5% Senior Secured Notes of Bucyrus        5,250,000
  Accounts payable and accrued expenses                 8,070,861
  Accrued interest                                     34,435,731
  Liability to customers on uncompleted contracts
    and warranties                                      4,450,000
  Other                                                 1,331,730
                                                     ____________

  Total                                              $252,906,911

  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition machine contracts, customer warranty claims, and obligations owing to employees, including but not limited to, wages and salaries, payroll taxes, benefits, expenses and insurance premiums. Accordingly, such liabilities have not been classified as Liabilities Subject to Compromise.

  Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                   Quarter Ended June 30,       Six Months Ended June 30,
                     1994           1993           1994           1993

  Legal and pro-
   fessional fees -
   pre-petition  $     71,194  $    730,452     $  1,255,200   $ 1,171,157
  Legal and pro-
   fessional fees -
   post-petition    2,202,430             -        2,913,726             -
  Net write-down of
   debt to amount
   of allowed claim
   in the Prepackaged
   Plan                     -             -          (33,122)            -
  Interest income     (80,874)            -         (119,017)            -
  Write-off capitalized
   financing costs          -             -        1,112,927             -
                 ____________  ____________     ____________  ____________
  Subtotal          2,192,750       730,452        5,129,714     1,171,157

  Write-up of
   redeemable
   preferred stock
   to amount of
   allowed claim
   in the Pre-
   packaged Plan            -             -       40,554,805             -
                 ____________  ____________     ____________  ____________

  Total          $  2,192,750  $    730,452     $ 45,684,519  $  1,171,157

5.   Inventories are summarized as follows:

                                         June 30,    December 31,
                                           1994          1993

  Raw materials and parts              $ 12,774,522  $ 10,324,233
  Inventoried costs relating to
    uncompleted contracts                 3,301,333       670,835
  Work in process                        13,693,272    15,344,264
  Finished products (primarily
    replacement parts)                   40,739,636    37,863,277
  Customers' advances offset
    against costs incurred on
    uncompleted contracts                  (904,108)     (531,372)
                                       ____________  ____________

                                       $ 69,604,655  $ 63,671,237

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

7. In accordance with SOP 90-7, all long-term debt of the Company and Bucyrus, except for the project financing obligations and debt of foreign subsidiaries, has been reclassified to Liabilities Subject to Compromise. Prior year comparative balances have not been reclassified to conform with current year balances stated under SOP 90-7. Long-term debt is comprised of the following:
                                         June 30,    December 31,
                                           1994          1993
  10% Senior Notes of Bucyrus,
    in default                         $          -  $ 74,701,142
  Resettable Senior Notes of Bucyrus,
    in default                                    -    60,000,000
  Series A 12-1/2% Senior Debentures
    of the Company, in default                    -    22,843,780
  9% Sinking Fund Debentures of
    Bucyrus, in default                           -       766,777
  Lease Obligation of Bucyrus under sale
    and leaseback financing arrangement,
    in default                                    -    26,177,875
  Series A 10.65% Senior Secured Notes
    of Bucyrus, in default                        -    11,500,000
  Series B 16.5% Senior Secured Notes
    of Bucyrus, in default                        -     5,250,000
  Project financing obligations
    of Bucyrus                            6,997,165     3,659,879
  Other                                   2,500,336     2,802,795
                                       ____________  ____________
                                          9,497,501   207,702,248
  Less:
    Current maturities of
      long-term debt                     (8,642,482)   (4,954,196)
    Amounts classified as a
      current liability                    (771,750) (201,979,324)
                                       ____________  ____________

  Amounts classified as
    long-term debt                     $     83,269  $    768,728

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

9. The following balance sheet separates the Consolidated Condensed Balance Sheet as of June 30, 1994, into the assets, liabilities and stockholders' investment (deficiency in assets) of those entities that are in bankruptcy proceedings and those that are not in bankruptcy proceedings.

                  Debtors-    Non-
                  In-         Bankrupt
                  Possession  Entities  Eliminations Consolidated
                              (Dollars in Thousands)

Current assets     $ 76,537   $ 45,333   $   (650)     $121,220
Property, plant &
 equipment, net      36,457      7,689          -        44,146
Other assets         81,308      8,527    (59,387)       30,448
Due from
 affiliates          19,661      1,939    (21,600)            -
                   ________   ________   ________      ________

 Total assets      $213,963   $ 63,488   $(81,637)     $195,814

Current
 liabilities       $ 29,807   $ 13,093   $   (151)     $ 42,749
Long-term debt            -         83          -            83
Other liabilities   275,468      3,661          -       279,129
Due to affiliates       398     19,330    (19,728)            -
Preferred stock      71,154          -          -        71,154
Stockholders'
 investment
 (deficiency in
 assets)           (162,864)    27,321    (61,758)     (197,301)
                   ________   ________   ________      ________

 Total liabilities
 and stockholders'
 investment
 (deficiency in
 assets)           $213,963   $ 63,488   $(81,637)     $195,814

                     B-E HOLDINGS, INC. AND SUBSIDIARIES
                        PART I. FINANCIAL INFORMATION
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

  The following information is provided to assist in the understanding of the Company's operations for the quarter ended June 30, 1994. The acquisition of Bucyrus-Erie Company ("Bucyrus") by the Company on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities of the Company were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets has been allocated to goodwill. The financial statements include the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

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

  The Company and Bucyrus also obtained a commitment (the "Commitment
Letter") from Bank One, Milwaukee, N.A. ("Bank One"), Continental Bank, N.A. and Bank One, Dayton, N.A. (collectively, the "New Lenders") to provide, subject to certain terms and conditions, a $50 million secured credit facility (the "New Credit Agreement"), consisting of a term loan and a revolving line of credit, on the effective date of the Prepackaged Plan the proceeds of which would be used to repay the Bucyrus Secured Obligations (as defined below) and for working capital and other general corporate purposes. The New Lenders agreed in the Commitment Letter to use their best efforts to obtain commitments from one or more additional lenders to provide an additional $10 million in revolving credit under the New Credit Agreement. The Commitment Letter, and the New Lenders' commitment thereunder, expired on March 31, 1994. The Company and Bucyrus are in discussions with the New Lenders and other financial institutions which have expressed an interest in participating in post-confirmation credit facilities. In the event that some or all of the New Lenders do not extend the Commitment Letter and/or the Company and Bucyrus are unable to secure commitments from one or more additional financial institutions, the Prepackaged Plan contains an alternative $50 million post-confirmation credit facility which would be extended by the Bucyrus Secured Lenders as described in the immediately succeeding paragraph.

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

  On March 17, 1994, the Company and Bucyrus obtained an order from the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court") approving an agreement (the "Cash Collateral Stipulation") with the Bucyrus Secured Lenders and Bank One authorizing the use of cash collateral during the period ending July 15, 1994. As adequate protection for the use of cash collateral, the Bankruptcy Court has authorized Bucyrus to grant to the Bucyrus Secured Lenders and Bank One replacement liens on certain of Bucyrus' assets along with superpriority administrative expense claims. The Company and Bucyrus have reached an agreement with the Secured Lenders and Bank One with respect to an extension of the Cash Collateral Stipulation to December 31, 1994, subject to approval of the Bankruptcy Court.

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

  On January 14, 1994, the Company and Bucyrus distributed the Disclosure Statement to holders of record on December 29, 1993 of all classes of the Company's and Bucyrus' debt securities and the Company's equity securities soliciting from such holders acceptances of the Prepackaged Plan. The solicitation period for accepting or rejecting the Prepackaged Plan ended at 5:00 PM EST on February 14, 1994. All classes of the Company's and Bucyrus' bondholders and the Company's stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, except for JNL, the holder of Bucyrus' Resettable Senior Notes ("Resettable Notes"). On February 18, 1994 (the "Petition Date"), following expiration of the solicitation period, the Company and Bucyrus filed voluntary petitions under chapter 11 of the Bankruptcy Code, and filed the Prepackaged Plan in the Bankruptcy Court, Case Nos. 94-20786-RAE and 94-20787-RAE. The Company's and Bucyrus' chapter 11 cases have been assigned to United States Bankruptcy Judge Russell A. Eisenberg.

Hearing On The Disclosure Statement

  As required under the Bankruptcy Code, a hearing to consider whether the solicitation of acceptances or rejections of the Prepackaged Plan pursuant to the Disclosure Statement satisfied the applicable provisions of the Bankruptcy Code was held on June 16, 1994 by the Bankruptcy Court. At the conclusion of the hearing, the Bankruptcy Court directed reballoting by creditors and equity security holders on the Prepackaged Plan. The reballoting will be based on a supplement to the Disclosure Statement and on the terms of the Modified Plan, as described below. Among other things, the supplement will deal with matters that have come to light since the Petition Date and matters relating to litigation claims asserted by JNL, the largest creditor of Bucyrus. The Bankruptcy Court further directed that the supplement to the Disclosure Statement be submitted for the Bankruptcy Court's approval at a hearing scheduled for July 14, 1994, which has since been adjourned to August 18, 1994, with reballoting to occur promptly thereafter.

  The Company and Bucyrus are engaged in discussions and negotiations with all of their financial creditor constituencies regarding modifications to the Prepackaged Plan (as so modified, the "Modified Plan"). The Bankruptcy Court also extended the duration of the Company's and Bucyrus' exclusive right to solicit acceptances with respect to a plan of reorganization through October 14, 1994. Subsequently, the Bankruptcy Court scheduled a hearing on confirmation of the Modified Plan to commence on November 28, 1994.

  The Company and Bucyrus intend to seek confirmation of the Modified Plan and will ask the Bankruptcy Court to confirm the Modified Plan either with the consent of all creditor classes or, if necessary, under the "cram down" provisions of the Bankruptcy Code, over the objection of one or more classes. The Bankruptcy Code provides a procedure, known as "cram down", under which a plan of reorganization may be confirmed despite the non-acceptance by an impaired class. The Bankruptcy Court must find that all statutory conditions to confirmation have been met, and accordingly, there can be no assurance that the Bankruptcy Court will confirm the Modified Plan. In addition, confirmation and consummation of the Modified Plan are subject to further conditions to be described in the Modified Plan, and there can be no assurance that these will be satisfied, or, if not satisfied, waived or waivable by the Company and Bucyrus.

Appointment of Examiner

  On May 26, 1994, the Bankruptcy Court ordered the appointment of an examiner in Bucyrus' chapter 11 case. On May 27, 1994, the Bankruptcy Court entered an order in Bucyrus' chapter 11 case approving the appointment of Salvatore A. Barbatano, a partner at the law firm of Rudnick & Wolf of Chicago, as the examiner. The examiner filed a preliminary report with the Bankruptcy Court on June 13, 1994.

Post-Petition Letter Of Credit Agreement

  On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into a post-petition letter of credit financing agreement (the "Letter of Credit Agreement") with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of June 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,295,512. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994, unless extended, and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One.

Operation During Chapter 11 Proceedings

  The Company and Bucyrus intend to operate in the ordinary course during their chapter 11 cases and intend to take all steps necessary to ensure that their vendors, trade creditors, employees and customers with warranty or other claims are unimpaired by the Modified Plan. None of the subsidiaries of the Company and Bucyrus will be parties to the Modified Plan.

Liquidity Pending Consummation Of The Restructuring

  Until the Modified Plan is implemented on the Effective Date (as defined in the Modified Plan), the Company and Bucyrus will be required to rely on their internal cash resources to operate their businesses and pay other costs. Bucyrus believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of their chapter 11 cases. During the pendency of their chapter 11 cases, the Company and Bucyrus intend to pay all post-petition operating expenses (including trade obligations) in the ordinary course of business.

Net Shipments and Net Loss

  Net shipments for the quarter and six months ended June 30, 1994 were $50,607,986 and $93,963,086, respectively, compared with $53,979,424 and
$101,083,686 for the quarter and six months ended June 30, 1993, respectively. Shipments of repair parts and services for the quarter ended June 30, 1994 increased 3.8% from the quarter ended June 30, 1993 primarily due to increased shipments at Minserco, Inc. For the six months ended June 30, 1994, shipments of repair parts and services increased 2.2% from the six months ended June 30, 1993 primarily due to increased shipments at foreign locations. Machine shipments for the quarter ended June 30, 1994 decreased 27.2% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 27.1% from the six months ended June 30, 1993. Both decreases were primarily due to decreased electric mining shovel and blast hole drill shipments. The pricing for machines and repair parts has continued to remain steady during these periods.

  Net loss for the quarter and six months ended June 30, 1994 was $3,097,868 and $13,094,188, respectively, compared with a net loss of $9,832,090 and $31,905,843 for the quarter and six months ended June 30, 1993, respectively. The decrease in net loss for the quarter ended June 30, 1994 was primarily due to reduced interest expense. The decrease in net loss for the six months ended June 30, 1994 was primarily due to reduced interest expense and $11,297,385 for the cumulative effects of changes in accounting principles as a result of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of 1993, partially offset by increased reorganization items in 1994. Also included in net losses were amortizations of non-cash purchase accounting and financing charges of $1,904,699 and $4,010,162 for the quarter and six months ended June 30, 1994, respectively, and $2,054,113 and $4,082,570 for the quarter and six months ended June 30, 1993, respectively.

  The Company's consolidated backlog on June 30, 1994 was $80,371,825 compared with $74,023,040 on December 31, 1993 and $104,394,162 on June 30,
1993. Machine backlog is up 11.7% from December 31, 1993 and down 41.1% from June 30, 1993. The increase from December 31, 1993 was primarily in blast hole drill volume and the decrease from June 30, 1993 was primarily in electric mining shovel volume. Repair parts and service backlog is up 6.9% from December 31, 1993 and down 7.0% from June 30, 1993. The increase from December 31, 1993 is primarily at domestic locations.

  New orders for the quarter ended June 30, 1994 decreased 37.9% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 11.3% from the six months ended June 30, 1993. New machine orders for the quarter ended June 30, 1994 decreased 69.9% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 35.2% from the six months ended June 30, 1993. The decrease in both comparisons was primarily due to decreased electric mining shovel volume. During the second quarter of 1993, Bucyrus received an order from Mitsubishi Corporation for Anshan Iron & Steel Company in China for eight electric mining shovels for approximately $38 million. New repair parts and service orders for the quarter ended June 30, 1994 decreased 4.0% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 increased 2.1% from the six months ended June 30, 1993. The decrease in the quarterly comparison was primarily due to decreases at domestic locations and the increase in the year-to-date comparison was primarily due to increases at foreign locations. The Company believes expansion of coal production in China and India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of machines along with movement of large draglines to new mine sites, and normal drill and shovel parts demand should result in increased shipments of repair parts worldwide in the next twelve months. However, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act. The Company is not able to determine the impact, if any, of the recent election in South Africa on future shipments by the Company in South Africa, however, the impact to date has not been severely negative.

Interest, Royalties and Miscellaneous

  Interest, royalties and miscellaneous for the quarter and six months ended June 30, 1994 were $1,510,489 and $1,861,229, respectively, compared with $147,810 and $475,272 for the quarter and six months ended June 30, 1993, respectively. The increase in the quarterly and year-to-date comparisons was primarily due to a favorable insurance settlement of $1,350,000 in the second quarter of 1994.

Cost of Products Sold

  Cost of products sold for the quarter ended June 30, 1994 was $42,468,318 or 83.9% of shipments compared with $45,615,273 or 84.5% of shipments for the quarter ended June 30, 1993. For the six months ended June 30, 1994, cost of products sold was $79,033,051 or 84.1% of shipments compared with $85,526,831 or 84.6% of shipments for the six months ended June 30, 1993. The change in the cost of products sold percentage was primarily the result of the mix of products sold. Included in cost of products sold were foreign currency translation gains of $146,112 for the quarter ended June 30, 1994 and losses of $211,648 for the six months ended June 30, 1994 compared with gains of $132,850 for the quarter ended June 30, 1993 and losses of $571,201 for the six months ended June 30, 1993. The gains and losses occurred in Brazil and were the result of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Product Development, Selling, Administrative, and Miscellaneous Expenses

  Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1994 were $7,845,652 or 15.5% of shipments compared with $8,865,415 or 16.4% of shipments for the quarter ended June 30, 1993. The amounts for the six months ended June 30, 1994 and 1993 were $15,367,996 or 16.4% of shipments and $17,546,470 or 17.4% of shipments, respectively. The decrease in the quarterly and year-to-date comparisons was primarily due to reduced product development expense as a result of increased work on specific customer contracts.

Interest Expense

  Interest expense for the quarter and six months ended June 30, 1994 was $2,437,477 and $8,650,041, respectively, compared with $8,572,178 and
$17,076,183 for the quarter and six months ended June 30, 1993, respectively. The decreases were primarily due to not accruing interest subsequent to February 18, 1994 on the Company's and Bucyrus' unsecured debt which includes Bucyrus' 10% Senior Notes, Bucyrus' Resettable Senior Notes, Bucyrus' 9% Sinking Fund Debentures and the Company's Series A 12-1/2% Senior Debentures.

Income Taxes

  The Company has federal net operating loss carryforwards of approximately $115,900,000 expiring in the years 2003 through 2009, available to offset future federal taxable income. The Company also has approximately $80,000,000 of state net operating loss carryforwards, which expire in the years 1997 through 2009, available to offset future state taxable income in states where it has significant operations.

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

Liquidity and Capital Resources

  Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1994 and December 31, 1993 were as follows:
                                       June 30,      December 31,
                                         1994            1993
Working capital (deficiency)
  (in millions)                        $   78.5        $(164.0)
Current ratio                          2.8 to 1        .4 to 1

  The increase in working capital for the six months ended June 30, 1994 was primarily due to the reclassification of certain liabilities, primarily long-term debt and accrued interest, to Liabilities Subject to Compromise. Working capital includes restricted funds on deposit of zero and $512,173 at June 30, 1994 and December 31, 1993, respectively, and long-term debt classified as a current liability of $771,750 and $201,979,324 at June 30, 1994 and December 31, 1993, respectively. If the long-term debt had not been reclassified, working capital and the current ratio would have been as follows:

                                       June 30,      December 31,
                                         1994            1993
Working capital (in millions)          $   79.2        $   38.0
Current ratio                          2.9 to 1        1.6 to 1

The table below summarizes the Company's cash position at June 30, 1994:

                          Restricted   Unrestricted
Location                     Cash          Cash          Total

United States            $  2,340,000  $ 10,846,790  $ 13,186,790
Foreign Subsidiaries           16,822     4,818,827     4,835,649
Equipment Assurance
 Limited                    3,230,866     1,205,185     4,436,051
                         ____________  ____________  ____________

                         $  5,587,688  $ 16,870,802  $ 22,458,490

  The unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of Bucyrus, is primarily required for working capital purposes at these respective locations.

  In order to provide a better understanding of the Company's results from operations, the following table reconciles Loss Before Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles to Cash Provided From Operations Before Interest Expense, Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles:

                  Quarter Ended June 30,      Six Months Ended June 30,
                   1994         1993             1994           1993
Loss before
 reorganization items,
 income taxes and
 cumulative effects
 of changes in
 accounting
 principles    $   (632,972) $ (8,925,632)    $ (7,226,773)  $(18,590,526)
Non-cash expenses:
 Depreciation
  expense -
  historical        989,398    1,035,077         2,001,568      2,138,326
 Depreciation and
  amortization of
  purchase adjustments
  and financing
  fees            1,904,699    1,936,712         3,938,983      3,857,823
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement     1,670,479    1,400,565         3,340,958      2,765,307
 Amortization of debt
  discount                0      117,401            71,179        224,747
               ____________ ____________      ____________   ____________

Cash provided
 from (used in)
 operations after
 interest expense
 and before
 reorganization items,
 income taxes and
 cumulative effects of
 changes in accounting
 principles       3,931,604   (4,435,877)        2,125,915    (9,604,323)

Cash interest
 expense (1)        766,998    7,054,212         5,237,904    14,086,129
               ____________ ____________      ____________  ____________
Cash provided from
 operations before
 interest expense,
 reorganization
 items, income taxes
 and cumulative
 effects of changes
 in accounting
 principles    $  4,698,602 $  2,618,335      $  7,363,819  $  4,481,806

(1) Includes accrued but unpaid interest prior to the Petition Date as a result of the corporate reorganization and excludes amortization of debt discount and deferred rent (interest) on the sale and leaseback financing arrangement.

  On July 24, 1992, Bucyrus entered into a credit agreement with Bank One which provides for the issuance from time to time by Bank One of standby letters of credit for the account of Bucyrus in an aggregate amount of up to $12,500,000 at any one time, secured in part pursuant to a security agreement and in part by cash provided by Bucyrus, and certain other commercial and standby letters of credit. The agreement expired on February 28, 1994. On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into the Letter of Credit Agreement with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of June 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,295,512. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994 and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One. Bucyrus has pledged to Bank One $2,340,000 of its cash to secure its reimbursement obligations under the Letter of Credit Agreement.

  As required under various agreements, EAL has pledged $3,230,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at June 30, 1994. These collateral amounts are classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

  At June 30, 1994, the Company's subsidiaries had approximately $735,000 of open approved capital appropriations.

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

        See Part I, "Appointment of Examiner" and "Hearing on the
        Disclosure Statement."

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

            (ii) Bucyrus 9% Sinking Fund Debentures.  As disclosed in the
                 1993 10-K, Bucyrus did not pay interest which was due and payable on June 1, 1993 and December 1, 1993 on its 9% Sinking Fund Debentures ("Sinking Fund Debentures"). In addition, Bucyrus did not pay interest which was due and payable on June 1, 1994 on the Sinking Fund Debentures. The applicable period of grace for such payments under the indenture governing the Sinking Fund Debentures has expired, resulting in an event of default thereunder.
                 The indenture trustee for the Sinking Fund Debentures, Chemical Bank, has advised Bucyrus of the occurrence of an event of default. Each of such defaults was in an amount of $36,180, and the total arrearage as of the Petition Date was $88,296.

           (iii) Bucyrus Resettable Senior Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Resettable Senior Notes ("Resettable Senior Notes"). In addition, Bucyrus did not pay interest which was due and payable on June 30, 1994 on the Resettable Senior Notes. The applicable period of grace for such payments under the indenture governing the Resettable Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $4,500,000, and the total arrearage as of the Petition Date was $10,824,107 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Senior Secured Notes and the 10% Senior Notes constitute an event of default under the Resettable Senior Notes. On October 20, 1993, the indenture trustee for the Resettable Senior Notes, at the direction of JNL, the sole holder of the Resettable Senior Notes, sent a notice of acceleration to Bucyrus declaring all unpaid principal of, and accrued interest on, the Resettable Senior Notes to be immediately due and payable. On November 22, 1993, JNL, together with the indenture trustee for the Resettable Senior Notes, filed a notice of motion for partial summary judgment relating to its claim for all principal of and interest on the Resettable Senior Notes in connection with the JNL Lawsuit. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of such motion for partial summary judgment has been stayed against Bucyrus and the Company as of the Petition Date.

            (iv) Bucyrus Series A 10.65% Senior Secured Notes and Series B
                 16.5% Senior Secured Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes (collectively, "Senior Secured Notes"). In addition, Bucyrus did not pay interest which was due and payable on June 30, 1994 on the Senior Secured Notes. The applicable period of grace for such payments under the indenture governing the Senior Secured Notes has expired, resulting in an event of default thereunder. The trustee under the Senior Secured Notes, Norwest Bank Wisconsin, National Association ("Norwest") has advised Bucyrus of the occurrence of an event of default. Each of such defaults was in an amount of $1,045,500, and the total arrearage on the date of filing this report is approximately $3,658,000 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Resettable Senior Notes and the 10% Senior Notes constitute an event of default under the Senior Secured Notes.

            (v) Bucyrus 10% Senior Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on July 1, 1993 and January 1, 1994 on its 10% Senior Notes ("10% Senior Notes"). In addition, Bucyrus did not pay interest which was due and payable on July 1, 1994 on the 10% Senior Notes. The applicable period of grace for such payments under the indenture governing the 10% Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $5,970,240, and the total arrearage as of the Petition Date was $13,575,189. On November 24, 1993, Firstar, the indenture trustee for the 10% Senior Notes, without instruction from the holders of such securities, sent a notice of acceleration to Bucyrus declaring such securities to be immediately due and payable. On December 17, 1993, Firstar, a defendant in the JNL Lawsuit, filed a cross-claim against Bucyrus seeking judgment on the principal of, interest on and other amounts due and owing under the 10% Senior Notes, and filed a notice of motion for summary judgment on such cross-claim. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of the cross-claim against Bucyrus has been stayed against Bucyrus as of the Petition Date.

        (b) As disclosed in the 1993 10-K, the Company did not declare a dividend in cash or in kind, due and payable on March 15, 1993, September 15, 1993 and March 15, 1994, on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). Each of such defaults was in an amount of $3,769,987. The total arrearage as of the Petition Date was $10,771,391.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:  None.

        (b) Report on Form 8-K: No reports on Form 8-K were filed during the second quarter.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       B-E HOLDINGS, INC.
                                       (Registrant)



Date         August 15, 1994           /s/ Craig R. Mackus
                                       Craig R. Mackus
                                       Controller
                                       Principal Accounting Officer


Date         August 15, 1994           /s/ William B. Winter
                                       Chairman of the Board and
                                       Chief Executive Officer