Form 10-Q
period 1994-09-30
BE HOLDINGS INC
filed 1994-11-14
CIK 824776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

             ________________________________________________


                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1994

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

                        Yes   X                 No _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding November 9, 1994
Class C Common Stock, par value $.01
per share                                                  9,161,037
Class D Common Stock, par value $.01
per share                                                    108,822

                    B-E HOLDINGS, INC. AND SUBSIDIARIES

                                   INDEX


                                                 Page No.

Part I.                                          Financial Information:


       Consolidated Condensed Balance Sheets -                 3-5
        September 30, 1994 and December 31, 1993

       Consolidated Condensed Statements of Operations -       6-7
        Quarters and nine months ended September 30, 1994
        and 1993

       Consolidated Condensed Statements of Cash Flows -       8-9
        Nine months ended September 30, 1994 and 1993

       Notes to Consolidated Condensed Financial             10-13
        Statements

       Management's Discussion and Analysis of Financial     14-23
        Condition and Results of Operations


Part II. Other Information                                   24-26

       Signature Page                                           27

       Exhibit Index                                          EI-1

                                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                                       PART 1.  FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         September 30,  December 31,                            September 30,  December 31,
                             1994           1993                                    1994           1993

ASSETS                                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT ASSETS:                                        (DEFICIENCY IN ASSETS)
 Cash and cash                                         CURRENT LIABILITIES:
  equivalents            $ 22,282,181   $ 13,696,244    Accounts payable and
 Restricted funds                                        accrued expenses       $ 26,917,048   $ 53,665,642
  on deposit                        -        512,173    Liability to customers
 Receivables               29,223,405     25,731,294     on uncompleted contracts
 Inventories - Note 5      68,338,749     63,671,237     and warranties            4,562,490      8,196,401
 Prepaid expenses and                                   Income taxes                 903,729        448,493
  other assets              1,947,730      1,630,226    Short-term obligations        68,221              -
                         ____________   ____________    Current maturities of
 Total Current Assets     121,792,065    105,241,174     long-term debt - Note 7   8,239,256      4,954,196
                                                                                ____________   ____________
OTHER ASSETS:                                                                     40,690,744     67,264,732
 Restricted funds                                       Long-term debt classified
  on deposit                5,588,498      6,024,659     as a current
 Goodwill - net            16,791,105     17,003,213     liability - Note 7          788,250    201,979,324
 Intangible assets - net    6,355,275      7,780,263                            ____________   ____________
 Other assets               1,069,610      2,480,555
                         ____________   ____________    Total Current
                           29,804,488     33,288,690     Liabilities              41,478,994    269,244,056

PROPERTY, PLANT AND EQUIPMENT:                         DEFERRED LIABILITIES:
 Cost                      89,321,966     87,511,688    Income taxes                 266,043        157,544
 Less accumulated                                       Liability to customers on
  depreciation            (46,425,216)   (41,141,094)    uncompleted contracts
                         ____________   ____________     and warranties            4,475,418      4,587,014
                           42,896,750     46,370,594    Postretirement benefits   15,444,048     15,590,236
                                                        Deferred plant closing
                                                         expenses and other        5,950,224      7,298,284
                                                                                ____________   ____________
                                                                                  26,135,733     27,633,078
                                                       LONG-TERM DEBT, less
                                                        amounts classified as
                                                        current liabilities
                                                        and liabilities subject
                                                        to compromise - Note 7        84,456        768,728

                                                       LIABILITIES SUBJECT
                                                        TO COMPROMISE - Note 4   255,417,775              -

                                                       PREFERRED STOCK -
                                                        Notes 4 and 8
                                                        Series A Redeemable, subject
                                                        to compromise in 1994 -
                                                         par value $.01 share,
                                                         liquidation preference
                                                         $25 share plus accrued
                                                         dividends, 2,412,791.57
                                                         shares in 1994 and 1993
                                                         issued and outstanding
                                                         (aggregate liquidation/
                                                         redemption preference
                                                         $71,091,180 at September 30,
                                                         1994 and $70,088,379 at
                                                         December 31, 1993)       71,091,180     30,301,570
                                                        Series B - par value
                                                         and liquidation preference
                                                         $.01 per share, issued and
                                                         outstanding 6,291,805
                                                         shares                       62,918         62,918

                                                       COMMON STOCKHOLDERS' INVESTMENT
                                                       (DEFICIENCY IN ASSETS):
                                                        Class C - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         9,172,791 shares in 1994
                                                         and 9,176,427 shares
                                                         in 1993                      91,728         91,764
                                                        Class D - par value $.01 per
                                                         share, authorized 20,000,000
                                                         shares, issued and outstanding
                                                         97,068 shares in 1994 and
                                                         88,154 shares in 1993           971            882
                                                        Warrants - authorized
                                                         10,000,000, issued and
                                                         outstanding 1,114 in 1994
                                                         and 6,392 in 1993               169            971
                                                        Accumulated deficit     (196,034,874)  (138,994,351)
                                                        Cumulative foreign
                                                         currency translation
                                                         adjustments              (3,835,747)    (4,209,158)
                                                                                ____________   ____________
                                                                                (199,777,753)  (143,109,892)
                         ____________   ____________                            ____________   ____________
                         $194,493,303   $184,900,458                            $194,493,303   $184,900,458


                   See accompanying notes to consolidated condensed financial statements.

                                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                                       PART I.  FINANCIAL INFORMATION
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            Quarter Ended September 30,      Nine Months Ended September 30,
                                              1994           1993                1994           1993
Revenues:
  Net shipments                           $ 50,647,644   $ 51,042,210        $144,610,730   $152,125,896
  Interest, royalties and miscellaneous        156,563        232,764           2,017,792        708,036
                                          ____________   ____________        ____________   ____________

                                            50,804,207     51,274,974         146,628,522    152,833,932
                                          ____________   ____________        ____________   ____________
Costs and Expenses:
  Cost of products sold                     41,707,350     42,703,971         120,740,401    128,230,802
  Product development, selling,
    administrative, and miscellaneous
    expenses                                 7,738,809      8,076,556          23,106,805     25,623,026
  Interest expense (contractual
    interest for 1994 - $9,659,743
    and $28,158,629, respectively)
    - Note 4                                 2,673,272      9,021,986          11,323,313     26,098,169
                                          ____________   ____________        ____________   ____________

                                            52,119,431     59,802,513         155,170,519    179,951,997
                                          ____________   ____________        ____________   ____________

Loss before reorganization items, income
  taxes and cumulative effects of changes
  accounting principles                     (1,315,224)    (8,527,539)         (8,541,997)   (27,118,065)

Reorganization items - pre-petition
  - Note 4                                           -      1,508,991           1,255,200      2,680,148

Reorganization items - post-petition
  - Note 4                                   1,384,676              -           5,259,190              -
                                          ____________   ____________        ____________   ____________
Loss before income taxes and cumulative
  effects of changes in accounting
  principles                                (2,699,900)   (10,036,530)        (15,056,387)   (29,798,213)

Income taxes                                   457,627        204,964           1,195,328      1,051,739
                                          ____________   ____________        ____________   ____________
Loss before cumulative effects of changes
  in accounting principles                  (3,157,527)   (10,241,494)        (16,251,715)   (30,849,952)

Cumulative effects of changes in accounting
  principles for:
    Postretirement benefits                          -              -                   -    (11,744,109)
    Income taxes                                     -              -                   -        446,724
                                          ____________   ____________        ____________   ____________

Net loss                                    (3,157,527)   (10,241,494)        (16,251,715)   (42,147,337)

Redeemable preferred stock accretion -
  pre-petition                                       -       (171,303)           (105,548)      (489,726)
Redeemable preferred stock dividends -
  pre-petition                                       -        (70,262)            (40,453)       125,859
Redeemable preferred stock reorganization
  item - Note 4                                      -              -         (40,554,805)             -
                                          ____________   ____________        ____________   ____________

Net loss attributable to common
  stockholders                            $ (3,157,527)  $(10,483,059)       $(56,952,521)  $(42,511,204)

Weighted average of common shares
  outstanding                                9,269,859      9,187,738           9,268,293      8,823,307

Net loss per share of common stock:
  Loss before cumulative effects of changes
    in accounting principles                    $( .34)        $(1.11)             $(1.75)        $(3.50)
  Cumulative effects of changes in accounting
    principles for:
      Postretirement benefits                        -              -                   -          (1.33)
      Income taxes                                   -              -                   -            .05
                                                ______         ______              ______         ______
  Net loss                                        (.34)         (1.11)              (1.75)         (4.78)
  Redeemable preferred stock dividends
    and accretion - pre-petition                     -           (.03)               (.01)          (.04)
  Redeemable preferred stock
    reorganization item                              -              -               (4.38)             -
                                                ______         ______              ______         ______
Net loss per share attributable to
  common stockholders                           $ (.34)        $(1.14)             $(6.14)        $(4.82)


                   See accompanying notes to consolidated condensed financial statements.

                    B-E HOLDINGS, INC. AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                Nine Months
                                            Ended September 30,
                                           1994          1993

Cash Flows From Operating Activities
Net loss                               $(16,251,715) $(42,147,337)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                          5,832,018     5,781,459
    Amortization of purchase adjustments
      and financing fees                  2,914,210     3,335,428
    Deferred rent (interest) on sale and
      leaseback financing arrangement     5,189,104     4,289,683
    Amortization of debt discount            71,179       343,601
    (Gain) loss on sale of property,
      plant and equipment                   (13,723)       84,357
    Cumulative effects of changes in
      accounting principles                       -    11,297,385
    Non-cash reorganization items         1,079,805             -
    Changes in assets and liabilities
      including items subject to
      compromise:
      Increase in receivables            (3,384,878)   (3,298,423)
      Increase in inventories            (4,325,773)   (3,560,114)
      Increase in other
        current assets                     (293,745)      (23,043)
      Decrease (increase) in
        other assets                        102,683      (275,933)
      Increase in current liabilities
        other than income taxes,
        short-term obligations
        and current maturities
        of long-term debt                16,336,156    15,040,976
      Increase (decrease) in
        income taxes                        589,386    (1,514,413)
      Decrease in deferred liabilities
        other than income taxes            (776,589)   (1,563,538)
                                       ____________  ____________
Net cash provided by (used in)
  operating activities                    7,068,118   (12,209,912)
                                       ____________  ____________
Cash Flows From Investing Activities
Decrease in restricted
  funds on deposit                          948,334     2,934,013
Purchases of property, plant
  and equipment                          (2,053,815)   (2,164,471)
Proceeds from sale of property, plant
  and equipment                              74,354        31,926
                                       ____________  ____________
Net cash (used in) provided by
  investing activities                   (1,031,127)      801,468
                                       ____________  ____________
Cash Flows From Financing Activities
Payment of current maturities of
  long-term debt                            (27,473)     (372,879)
Payment of other obligations - net         (307,613)            -
Proceeds from exercise of warrants               53        29,024
Proceeds from issuance of long-term
  project financing obligations           7,238,984     5,286,900
Reduction of long-term project
  financing obligations                  (4,339,705)            -
                                       ____________  ____________
Net cash provided by
  financing activities                    2,564,246     4,943,045
                                       ____________  ____________

Effect of exchange rate changes
  on cash                                   (15,300)      218,017
                                       ____________  ____________
Net increase (decrease) in cash
  and cash equivalents                    8,585,937    (6,247,382)

Cash and cash equivalents at
  beginning of period                    13,696,244    16,019,517
                                       ____________  ____________
Cash and cash equivalents at
  end of period                        $ 22,282,181  $  9,772,135

Supplemental Disclosures of Cash Flow Information

                                           1994          1993
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings                $    222,313  $    288,275
  Income taxes - net of refunds            (395,057)      921,025
  Reorganization items                    6,514,390     2,680,148


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

                                           1994          1993

  Redeemable preferred stock
    dividends at net book value        $    129,257  $    301,599
  Redeemable preferred stock accretion      105,548       489,726
  Write-up to amount of allowed
    claim in the Prepackaged Plan        40,554,805             -
                                       ____________  ____________

                                       $ 40,789,610  $    791,325


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

4. The accompanying consolidated condensed financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, revenues and expenses resulting from the reorganization of the Company and Bucyrus are recorded as earned and incurred and reported separately as reorganization items in the accompanying Consolidated Condensed Statements of Operations. Interest expense subsequent to the Petition Date on the unsecured debt of the Company and Bucyrus, excluding debt of the foreign subsidiaries, is not being accrued. In addition, liabilities and the redeemable preferred stock subject to compromise under the bankruptcy proceedings are now reported at the amount of the allowed claims in the Prepackaged Plan and are segregated from other liabilities in the Consolidated Condensed Balance Sheet at September 30, 1994.

  Liabilities Subject to Compromise as of September 30, 1994 consist of the following:

  10% Senior Notes of Bucyrus                        $ 74,628,000
  Resettable Senior Notes of Bucyrus                   60,000,000
  Series A 12-1/2% Senior Debentures of the Company    22,917,756
  9% Sinking Fund Debentures of Bucyrus                   804,000
  Lease Obligation of Bucyrus under sale
    and leaseback financing arrangement                31,366,979
  Series A 10.65% Senior Secured Notes of Bucyrus      11,500,000
  Series B 16.5% Senior Secured Notes of Bucyrus        5,250,000
  Accounts payable and accrued expenses                 8,092,634
  Accrued interest                                     35,076,676
  Liability to customers on uncompleted contracts
    and warranties                                      4,450,000
  Other                                                 1,331,730
                                                     ____________

  Total                                              $255,417,775

  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition machine contracts, customer warranty claims, and obligations owing to employees, including but not limited to, wages and salaries, payroll taxes, benefits, expenses and insurance premiums. Accordingly, such liabilities have not been classified as Liabilities Subject to Compromise.

  Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                           Quarter                 Nine Months
                     Ended September 30,        Ended September 30,
                     1994           1993        1994           1993

  Legal and pro-
   fessional fees -
   pre-petition  $          -   $  1,508,991  $  1,255,200  $  2,680,148
  Legal and pro-
   fessional fees -
   post-petition    1,520,001              -     4,433,727             -
  Net write-down of
   debt to amount
   of allowed claim
   in the Prepackaged
   Plan                     -              -       (33,122)            -

  (Continued)          Quarter                 Nine Months
                     Ended September 30,        Ended September 30,
                     1994           1993        1994           1993

  Interest income    (135,325)             -      (254,342)           -
  Write-off capitalized
   financing costs          -              -     1,112,927            -
                 ____________   ____________  ____________  ____________
  Subtotal          1,384,676      1,508,991      6,514,390    2,680,148

  Write-up of
   redeemable
   preferred stock
   to amount of
   allowed claim
   in the Pre-
   packaged Plan            -              -    40,554,805             -
                 ____________   ____________  ____________  ____________

  Total          $  1,384,676   $  1,508,991  $ 47,069,195  $  2,680,148

5.   Inventories are summarized as follows:

                                       September 30, December 31,
                                           1994          1993

  Raw materials and parts              $ 13,166,366  $ 10,324,233
  Inventoried costs relating to
    uncompleted contracts                 5,421,918       670,835
  Work in process                        12,300,056    15,344,264
  Finished products (primarily
    replacement parts)                   41,405,012    37,863,277
  Customers' advances offset
    against costs incurred on
    uncompleted contracts                (3,954,603)     (531,372)
                                       ____________  ____________

                                       $ 68,338,749  $ 63,671,237

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

7. In accordance with SOP 90-7, all long-term debt of the Company and Bucyrus, except for the project financing obligations and debt of foreign subsidiaries, has been reclassified to Liabilities Subject to Compromise. Prior year comparative balances have not been reclassified to conform with current year balances stated under SOP 90-7. Long-term debt is comprised of the following:
                                       September 30,  December 31,
                                           1994           1993
  10% Senior Notes of Bucyrus,
    in default                         $           -  $ 74,701,142
  Resettable Senior Notes of Bucyrus,
    in default                                     -    60,000,000
  Series A 12-1/2% Senior Debentures
    of the Company, in default                     -    22,843,780
  9% Sinking Fund Debentures of
    Bucyrus, in default                            -       766,777
  Lease Obligation of Bucyrus under sale
    and leaseback financing arrangement,
    in default                                     -    26,177,875

  (Continued)                       September 30,  December 31,
                                           1994           1993
  Series A 10.65% Senior Secured Notes
    of Bucyrus, in default                         -    11,500,000
  Series B 16.5% Senior Secured Notes
    of Bucyrus, in default                         -     5,250,000
  Project financing obligations
    of Bucyrus                             6,559,158     3,659,879
  Other                                    2,552,804     2,802,795
                                       _____________  ____________
                                           9,111,962   207,702,248
  Less:
    Current maturities of
    long-term debt                        (8,239,256)   (4,954,196)
    Amounts classified as a
      current liability                     (788,250) (201,979,324)
                                       _____________  ____________

  Amounts classified as long-term debt $      84,456  $    768,728

8. The Company did not declare a dividend in cash or in kind on March 15, 1993, September 15, 1993, March 15, 1994 or September 15, 1994 on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). In accordance with SOP 90-7, the Company has increased the carrying amount of the Series A Preferred Stock (which includes the unpaid dividends of March 15, 1993 and September 15, 1993 and the accrued dividend for the period of September 16, 1993 through February 18, 1994) in the accompanying Consolidated Condensed Balance Sheet to the amount of the allowed claim in the Prepackaged Plan.

9. The following balance sheet separates the Consolidated Condensed Balance Sheet as of September 30, 1994, into the assets, liabilities and stockholders' investment (deficiency in assets) of those entities that are in bankruptcy proceedings and those that are not in bankruptcy proceedings.

                  Debtors-    Non-
                  In-         Bankrupt
                  Possession  Entities  Eliminations Consolidated
                              (Dollars in Thousands)

Current assets     $ 75,059   $ 47,763   $ (1,030)     $121,792
Property, plant &
 equipment, net      35,157      7,740          -        42,897
Other assets         82,093      8,547    (60,836)       29,804
Due from
 affiliates          22,193      2,421    (24,614)            -
                   ________   ________   ________      ________

 Total assets      $214,502   $ 66,471   $(86,480)     $194,493

Current
 liabilities       $ 28,941   $ 12,695   $   (157)     $ 41,479
Long-term debt            -         84          -            84
Other liabilities   277,954      3,600          -       281,554
Due to affiliates     1,348     21,197    (22,545)            -
Preferred stock      71,154          -          -        71,154
Stockholders'
 investment
 (deficiency in
 assets)           (164,895)    28,895    (63,778)     (199,778)
                   ________   ________   ________      ________
 Total liabilities
 and stockholders'
 investment
 (deficiency in
 assets)           $214,502  $ 66,471    $(86,480)     $194,493

                     B-E HOLDINGS, INC. AND SUBSIDIARIES
                        PART I. FINANCIAL INFORMATION
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

  The following information is provided to assist in the understanding of the Company's operations for the quarter ended September 30, 1994. The acquisition of Bucyrus-Erie Company ("Bucyrus") by the Company on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities of the Company were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets has been allocated to goodwill. The financial statements include the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

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

A.   The Prepackaged Plan and the Original Solicitation

  The Company and Bucyrus reached agreements with the Public Debtholders Committee and Greycliff Partners Limited ("Greycliff") acting on behalf of the holders (the "South Street Funds") of Bucyrus' Series A 10.65% Senior Secured Notes, Series B 16.5% Senior Secured Notes and obligations of Bucyrus under its sale and leaseback financing arrangement (the "Sale Leaseback" and, together with the Senior Secured Notes, the "Bucyrus Secured Obligations") as to the terms of the Restructuring and the Prepackaged Plan during the third and fourth quarters of 1993. Following such agreements, the Company and Bucyrus filed a Disclosure Statement and Proxy Statement-Prospectus (the "Disclosure Statement") for the solicitation of acceptances of the Prepackaged Plan with the Securities and Exchange Commission (the "SEC"). On January 12, 1994, Bucyrus' Registration Statement on Form S-4 bearing Registration No. 33-73904, which included the final version of the Disclosure Statement dated January 12, 1994 detailing the terms of the Prepackaged Plan, was declared effective by the SEC. The Prepackaged Plan provided for the Company to merge with and into Bucyrus and for the issuance of common stock and warrants to purchase such common stock to holders of the Company's and Bucyrus' unsecured debt securities and equity securities and for the refinancing of the Bucyrus Secured Obligations.

  On January 14, 1994, the Company and Bucyrus distributed the Disclosure Statement to holders of record on December 29, 1993 of all classes of the Company's and Bucyrus' debt securities and the Company's equity securities soliciting from such holders acceptances of the Prepackaged Plan. The solicitation period for accepting or rejecting the Prepackaged Plan ended at 5:00 PM EST on February 14, 1994. All classes of the Company's and Bucyrus' bondholders and the Company's stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, except for Jackson National Life Insurance Company ("JNL"), the holder of Bucyrus' Resettable Senior Notes ("Resettable Notes"). On February 18, 1994 (the "Petition Date"), the Company and Bucyrus filed voluntary petitions under chapter 11 of the Bankruptcy Code, and filed the Prepackaged Plan in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"), Case Nos. 94-20786-RAE and 94-20787-RAE. The Company's and Bucyrus' chapter 11 cases (the "Reorganization Cases") were assigned to United States Bankruptcy Judge Russell A. Eisenberg.

B.   Hearing On The Disclosure Statement

  As required under the Bankruptcy Code, a hearing to consider whether the solicitation of acceptances or rejections of the Prepackaged Plan pursuant to the Disclosure Statement satisfied the applicable provisions of the Bankruptcy Code was held on June 16, 1994 by the Bankruptcy Court. On June 20, 1994 at the conclusion of the hearing, the Bankruptcy Court directed the Company and Bucyrus to amend the Disclosure Statement and to resolicit acceptances from their creditors and security holders of the Prepackaged Plan. From June 20, 1994 to September 19, 1994, the Company and Bucyrus held discussions with interested parties regarding possible modifications to the Prepackaged Plan. Participants in these discussions included the official creditors committee of Bucyrus appointed in the Reorganization Cases (the "Creditors Committee"), the South Street Funds, and PPM America, Inc., as investment advisor to JNL.
These discussions led to the formulation of an amended plan of reorganization on September 1, 1994; further discussions resulted in the formulation of the Second Amended Joint Plan of Reorganization (the "Amended Plan"), which was filed with the Bankruptcy Court on September 19, 1994 and which is an amendment and restatement of the Prepackaged Plan. The Amended Plan provides for modified distributions to holders of the debt and equity securities of the Company and Bucyrus in comparison to the Prepackaged Plan. The Amended Plan also modifies the treatment of certain claims held or asserted to be held by the Company and Bucyrus against one another and third parties. The Bankruptcy Court's June 20, 1994 order directed the Company and Bucyrus to resolicit acceptances through the use of a supplement to the Disclosure Statement (the "Disclosure Supplement") describing the Amended Plan and containing additional disclosure regarding (i) the interests and activities of Goldman, Sachs & Co. ("Goldman") and its affiliate, Broad Street Investment Fund I, L.P. ("Broad Street"), in relation to the Company and Bucyrus, (ii) matters relating to litigation claims asserted by JNL and (iii) matters affecting the releases provided under the Prepackaged Plan.

  On September 19, 1994, the Bankruptcy Court approved the Disclosure Supplement, taken together with the Disclosure Statement, as containing "adequate information" within the meaning of section 1125(a)(1) of the Bankruptcy Code, and authorized the solicitation of acceptances by the Company and Bucyrus of the Amended Plan.

C.   The Amended Plan

  The Amended Plan provides for the Company to merge with and into Bucyrus (the survivor of such Merger is referred to as the "Reorganized Company"). The Reorganized Company would issue common stock ("New Common Stock") to holders of the Company's and Bucyrus' unsecured debt securities and equity securities and to Bell Helicopter Textron, Inc. ("Bell") pursuant to a litigation settlement. Under the Amended Plan, the Reorganized Company will not issue warrants to purchase New Common Stock. As described below under "Limitations on Releases Under the Amended Plan", the Amended Plan also provides for the distribution to JNL, subject to certain conditions, of the proceeds of any recoveries with respect to certain causes of action against Non-Released Persons (as defined below).

  The Amended Plan also provides for modified treatment of the Bucyrus
Secured Obligations held by the South Street Funds relative to the treatment proposed in the Prepackaged Plan. The South Street Funds have agreed, following negotiations, to make additional economic concessions with respect to the principal amount, terms and conditions of the debt securities to be issued to the South Street Funds pursuant to the Amended Plan (the "New South Street Notes"). Pursuant to the summary of principal terms agreed to by Greycliff on behalf of the South Street Funds (the "Summary of Principal Terms"), the South Street Funds have agreed to accept New South Street Notes with an aggregate principal value equal to the aggregate amount of the secured claims of the South Street Funds as of the confirmation date of the Amended Plan (the "Confirmation Date") less $2,500,000. Assuming a Confirmation Date of December 31, 1994, the aggregate amount of the New South Street Notes to be issued under the Amended Plan is approximately $52.5 million. Under the Prepackaged Plan, the South Street Funds had made various contingent concessions regarding the interest rate applicable to their claim; the conditions for the concessions to become effective had not occurred.

  The Summary of Principal Terms provides that the New South Street Notes shall accrue interest during the first year following the effectiveness of the Amended Plan at 10.5% whether paid in cash or in kind, and thereafter at 10.5% if paid in cash or 13.0% if paid in kind. The Reorganized Company will generally be permitted to make payments of accrued interest on the New South Street Notes in kind rather than in cash, at the discretion of the Reorganized Company during the entire five year term of the New South Street Notes. Under the Prepackaged Plan, the secured claims of the South Street Funds were to be refinanced at an initial interest rate of 13.5% per annum, payable in cash.
No repayments of principal are required prior to final maturity of the New South Street Notes.

  The New South Street Notes will be secured by a first priority lien and security interest on substantially all of the Reorganized Company's property (other than real estate), subject to a senior lien securing extensions of credit in an amount not to exceed $15 million for the issuance of letters of credit and for borrowings for working capital purposes described below under "Provision of Working Capital Financing".

  The distribution of the New South Street Notes to the South Street Funds will be in full and final satisfaction of their claims against the Company and Bucyrus and will not be subject to avoidance, disgorgement, reallocation or challenge following the Effective Date. However, the South Street Funds are "Non-Released Persons" under the Amended Plan and may be subject to claims or Causes of Action relating to other matters brought on behalf of the Company, Bucyrus or the Reorganized Company by JNL as described below under "Limitations on Releases Under the Amended Plan".

D.   Provision of Working Capital Financing

  Subject to loan committee approval and the issuance of the New South
Street Notes, Bank One, Milwaukee, N.A. ("Bank One") has proposed providing to the Reorganized Company a working capital and letter of credit facility in an amount not to exceed $15,000,000. This facility, which would be provided without closing fees, would replace the Letter of Credit Agreement described below under "Post-Petition Letter of Credit Agreement" and would be secured by a first priority lien and security interest on substantially all of the Reorganized Company's property (other than real estate). Bank One has indicated that it would also consider providing, on a case by case basis, additional funds for lease transactions and for specific project financing either alone or with other participating lenders. There can be no assurance that Bank One's loan committee will approve, or that Bank One will provide, such working capital and letter of credit facility to the Reorganized Company.

E.   Limitations on Releases Under the Amended Plan

  The releases contained in the Amended Plan do not release any Cause of Action (as defined in the Amended Plan) which the Company, Bucyrus, or the Reorganized Company may have against Broad Street, Goldman, the South Street Funds, Greycliff, or any of their respective successors, predecessors and other related parties (the "Non-Released Parties"). The Prepackaged Plan purported to release Causes of Action against the Non-Released Parties. Under the Amended Plan, following the effective date of the Amended Plan JNL will have the exclusive right and authority, in its sole discretion (subject to JNL providing, prior to the Confirmation Date, an undertaking in form and substance satisfactory to the Company, Bucyrus and the Creditors Committee, to indemnify and hold harmless the Company, Bucyrus and the Reorganized Company with respect to any losses or liabilities arising from or related to JNL's exercise of its exclusive right and authority), to pursue as a representative of the Company's and Bucyrus' bankruptcy estates any claims, rights or Causes of Action against a Non-Released Person. Any recovery of cash or property obtained by or on behalf of the Reorganized Company with respect to any Cause of Action against a Non-Released Person which arose prior to the Petition Date shall constitute a distribution on JNL's claim as the holder of the Resettable Notes. JNL will be required to pay all the costs and expenses of pursuing such matters. In the event that JNL fails to provide such satisfactory indemnification, the Reorganized Company may pursue any claims, rights and Causes of Action for its own account and at its own expense.

F.   Resolicitation

  On September 23, 1994, the Company and Bucyrus distributed the Disclosure Supplement, the Disclosure Statement, the Amended Plan and other relevant materials to holders of record on September 1, 1994 (the "Voting Record Date") of all classes of the Company's and Bucyrus' debt securities and the Company's equity securities and certain other creditors soliciting from such persons acceptances of the Amended Plan. The solicitation period for accepting or rejecting the Prepackaged Plan ended at 5:00 PM EST on October 31, 1994.

  All classes of creditors and of the Company's and Bucyrus' bondholders and the Company's stockholders voting on the Amended Plan voted to accept the Amended Plan, except for the holders of the Company's Series B Convertible Preferred Stock, being Goldman and its affiliate, Broad Street. The Amended Plan received the levels of support indicated in the following table from each class of the impaired debt and equity securities voting on the Amended Plan. All percentages indicated are based on the votes actually cast by holders of the Company's or Bucyrus' securities except for the right hand column which indicates the percentage of the outstanding principal amount, or outstanding shares of stock, in each impaired class as of the Voting Record Date, that actually voted in that class.

                         Percent                     Percent of
                       Approval of                   Outstanding
                        Principal                     Principal
                        Amount or        Percent      Amount or
                        Shares of      Approval of    Shares of
                          Stock          Holders     Stock that
                          Voting         Voting         Voted
                       ___________     ___________   ___________

Bucyrus Series A            100%           100%          100%
10.65% Senior Secured
Notes and Series B
16.5% Senior Secured
Notes

Claims Under Sale           100%           100%          100%
Leaseback

Bucyrus 10% (Interest     96.03%         97.25%        73.12%
Rate Reset to 16% as
of January 1, 1993)
Senior Notes

Bucyrus Resettable          100%           100%          100%
Senior Notes

(Continued)              Percent                     Percent of
                       Approval of                   Outstanding
                        Principal                     Principal
                        Amount or        Percent      Amount or
                        Shares of      Approval of    Shares of
                          Stock          Holders     Stock that
                          Voting         Voting         Voted
                       ___________     ___________   ___________

Bucyrus 9% Sinking        93.38%         80.00%        16.92%
Fund Debentures

Holdings Series A         98.54%         92.75%        65.78%
12-1/2% Senior
Debentures

Holdings Series A         96.94%         94.30%        50.23%
12-1/2% Cumulative
Exchangeable Preferred
Stock

Holdings Series B             0%             0%          100%
Convertible Preferred
Stock

Holdings Class C          99.31%         93.81%        76.87%
Common Stock

Holdings Class D          93.90%         80.00%        68.91%
Common Stock

Holdings Stock Options      100%           100%        84.17%

The results of the voting on the Amended Plan were certified to the Bankruptcy Court on November 4, 1994 by the Company's and Bucyrus' Voting Agent, D.F. King & Co., Inc. In addition, Bucyrus (as holder of inter-company debt) and Bell voted to accept the Amended Plan.

G.   Confirmation and Cram Down

  A hearing to consider confirmation of the Amended Plan has been scheduled to commence in the Bankruptcy Court on November 29, 1994. If Goldman and its affiliate, Broad Street, the holders of the Company's Series B Convertible Preferred Stock continue to reject the Amended Plan, the Company and Bucyrus intend to seek confirmation of the Amended Plan under the "cram down" provisions of the Bankruptcy Code (pursuant to which a plan of reorganization may be confirmed despite the non-acceptance by an impaired class) and will ask the Bankruptcy Court to confirm the Amended Plan over the objection of the holders of the Company's Series B Convertible Preferred Stock. The Company and Bucyrus believe that the Amended Plan meets the "cram down" requirements set forth in the Bankruptcy Code, although no assurance to this effect can be given. Although the Company and Bucyrus believe that requisite acceptances of the Amended Plan have been received and that the Amended Plan meets the "cram down" requirements of the Bankruptcy Code, the Bankruptcy Court must find that all statutory conditions to confirmation have been met, and accordingly, there can be no assurance that the Bankruptcy Court will confirm the Amended Plan. In addition, confirmation and consummation of the Amended Plan are subject to further conditions described in the Amended Plan, and there can be no assurance that these will be satisfied, or, if not satisfied, waived or waivable by the Company and Bucyrus.

H.   Post-Petition Letter Of Credit Agreement

  On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into a post-petition letter of credit financing agreement (the "Letter of Credit Agreement") with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of September 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,058,399. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expired on October 31, 1994. Bank One has agreed to extend the Letter of Credit Agreement to the earlier to occur of December 31, 1994 or the Effective Date (as defined in the Amended Plan).

I.   Operation During Chapter 11 Proceedings

  The Company and Bucyrus intend to operate in the ordinary course during their chapter 11 cases and intend to take all steps necessary to ensure that their vendors, trade creditors, employees and customers with warranty or other claims are unimpaired by the Amended Plan. None of the subsidiaries of the Company and Bucyrus will be parties to the Amended Plan.

J.   Liquidity Pending Consummation Of The Restructuring

  Until the Plan is implemented on the Effective Date, the Company and Bucyrus will be required to rely on their internal cash resources to operate their businesses and pay other costs. Bucyrus believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of their chapter 11 cases. During the pendency of their chapter 11 cases, the Company and Bucyrus intend to pay all post-petition operating expenses (including trade obligations) in the ordinary course of business.

Net Shipments and Net Loss

  Net shipments for the quarter and nine months ended September 30, 1994 were $50,647,644 and $144,610,730, respectively, compared with $51,042,210 and
$152,125,896 for the quarter and nine months ended September 30, 1993, respectively. Shipments of repair parts and services for the quarter ended September 30, 1994 increased 4.8% from the quarter ended September 30, 1993. For the nine months ended September 30, 1994, shipments of repair parts and services increased 3.1% from the nine months ended September 30, 1993.
Machine shipments for the quarter ended September 30, 1994 decreased 15.5% from the quarter ended September 30, 1993 and for the nine months ended September 30, 1994 decreased 23.6% from the nine months ended September 30, 1993. Both decreases were primarily due to decreased electric mining shovel shipments. The pricing for machines and repair parts has continued to remain steady during these periods.

  Net loss for the quarter and nine months ended September 30, 1994 was $3,157,527 and $16,251,715, respectively, compared with a net loss of $10,241,494 and $42,147,337 for the quarter and nine months ended
September 30, 1993, respectively. The decrease in net loss for the quarter ended September 30, 1994 was primarily due to reduced interest expense. The decrease in net loss for the nine months ended September 30, 1994 was primarily due to reduced interest expense and $11,297,385 for the cumulative effects of changes in accounting principles as a result of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of 1993, partially offset by an increase in reorganization items of $3,834,242 in 1994. Also included in net losses were amortizations of non-cash purchase accounting and financing charges of $1,821,524 and $5,831,686 for the quarter and nine months ended September 30, 1994, respectively, and $2,164,905 and $6,247,475 for the quarter and nine months ended September 30, 1993, respectively.

  The Company's consolidated backlog on September 30, 1994 was $74,299,361 compared with $74,023,040 on December 31, 1993 and $80,361,734 on
September 30, 1993. Machine backlog is up .5% from December 31, 1993 and down 26.1% from September 30, 1993. The decrease from September 30, 1993 was primarily in electric mining shovel volume due to partial shipment of the Anshan Iron & Steel Company orders described below. Repair parts and service backlog is up .3% from December 31, 1993 and up 6.9% from September 30, 1993.

  New orders for the quarter ended September 30, 1994 increased 65.0% from the quarter ended September 30, 1993 and for the nine months ended
September 30, 1994 increased 3.4% from the nine months ended September 30, 1993. New machine orders for the quarter ended September 30, 1994 were higher than the quarter ended September 30, 1993, as there were no new machine orders received in the third quarter of 1993. New machine orders for the nine months ended September 30, 1994 decreased 13.5% from the nine months ended
September 30, 1993. This decrease was primarily due to decreased electric mining shovel volume. During the second quarter of 1993, Bucyrus received an order from Mitsubishi Corporation for Anshan Iron & Steel Company in China for eight electric mining shovels for approximately $38 million. New repair parts and service orders for the quarter ended September 30, 1994 increased 32.5% from the quarter ended September 30, 1993 and for the nine months ended September 30, 1994 increased 10.3% from the nine months ended September 30, 1993. The increase in both comparisons was primarily due to increases at both domestic and foreign locations. The Company believes expansion of coal production in China and India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of machines along with movement of large draglines to new mine sites, and normal drill and shovel parts demand should result in increased shipments of repair parts worldwide in the next twelve months. However, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act. The Company is not able to determine the impact, if any, of the recent election in South Africa on future shipments by the Company in South Africa, however, the impact to date has not been severely negative.

Interest, Royalties and Miscellaneous

  Interest, royalties and miscellaneous for the quarter and nine months ended September 30, 1994 were $156,563 and $2,017,792, respectively, compared with $232,764 and $708,036 for the quarter and nine months ended September 30, 1993, respectively. The increase in the year-to-date comparison was primarily due to a favorable insurance settlement of $1,350,000 in the second quarter of 1994.

Cost of Products Sold

  Cost of products sold for the quarter ended September 30, 1994 was $41,707,350 or 82.3% of shipments compared with $42,703,971 or 83.7% of shipments for the quarter ended September 30, 1993. For the nine months ended September 30, 1994, cost of products sold was $120,740,401 or 83.5% of shipments compared with $128,230,802 or 84.3% of shipments for the nine months ended September 30, 1993. The change in the cost of products sold percentage was primarily the result of the mix of products sold. Included in cost of products sold were foreign currency translation losses of $8,671 for the quarter ended September 30, 1994 and $220,319 for the nine months ended September 30, 1994 compared with losses of $201,370 for the quarter ended September 30, 1993 and $772,571 for the nine months ended September 30, 1993. The gains and losses occurred in Brazil and were the result of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Product Development, Selling, Administrative, and Miscellaneous Expenses

  Product development, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1994 were $7,738,809 or 15.3% of shipments compared with $8,076,556 or 15.8% of shipments for the quarter ended September 30, 1993. The amounts for the nine months ended September 30, 1994 and 1993 were $23,106,805 or 16.0% of shipments and $25,623,026 or 16.8% of shipments, respectively. The decrease in the quarterly and year-to-date comparisons was primarily due to reduced product development expense as a result of increased work on specific customer contracts.

Interest Expense

  Interest expense for the quarter and nine months ended September 30, 1994 was $2,673,272 and $11,323,313, respectively, compared with $9,021,986 and $26,098,169 for the quarter and nine months ended September 30, 1993, respectively. The decreases were primarily due to not accruing interest subsequent to February 18, 1994 on the Company's and Bucyrus' unsecured debt which includes Bucyrus' 10% Senior Notes, Bucyrus' Resettable Senior Notes, Bucyrus' 9% Sinking Fund Debentures and the Company's Series A 12-1/2% Senior Debentures.

Income Taxes

  The Company has federal net operating loss carryforwards of approximately $115,700,000 expiring in the years 2003 through 2009, available to offset future federal taxable income. The Company also has approximately $80,300,000 of state net operating loss carryforwards, which expire in the years 1997 through 2009, available to offset future state taxable income in states where it has significant operations.

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

Liquidity and Capital Resources

  Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1994 and December 31, 1993 were as follows:
                                       September 30, December 31,
                                           1994          1993
Working capital (deficiency)
  (in millions)                          $   80.3      $(164.0)
Current ratio                            2.9 to 1      .4 to 1

  The increase in working capital for the nine months ended September 30,
1994 was primarily due to the reclassification of certain liabilities, primarily long-term debt and accrued interest, to Liabilities Subject to Compromise. Working capital includes restricted funds on deposit of zero and $512,173 at September 30, 1994 and December 31, 1993, respectively, and long-term debt classified as a current liability of $788,250 and $201,979,324 at September 30, 1994 and December 31, 1993, respectively. If the long-term debt had not been reclassified, working capital and the current ratio would have been as follows:
                                       September 30, December 31,
                                           1994          1993
Working capital (in millions)            $   81.1      $   38.0
Current ratio                            3.0 to 1      1.6 to 1

  The table below summarizes the Company's cash position at September 30, 1994:

                          Restricted   Unrestricted
Location                     Cash          Cash          Total

United States            $  2,340,000  $ 15,293,086  $ 17,633,086
Foreign Subsidiaries           17,632     5,783,910     5,801,542
Equipment Assurance
  Limited                   3,230,866     1,205,185     4,436,051
                         ____________  ____________  ____________

                         $  5,588,498  $ 22,282,181  $ 27,870,679

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

  In order to provide a better understanding of the Company's results from operations, the following table reconciles Loss Before Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles to Cash Provided From Operations Before Interest Expense, Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles:

                         Quarter                    Nine Months
                   Ended September 30,          Ended September 30,
                   1994         1993            1994           1993
Loss before
 reorganization items,
 income taxes and
 cumulative effects
 of changes in
 accounting
 principles    $ (1,315,224) $ (8,527,539)  $ (8,541,997) $(27,118,065)
Non-cash expenses:
 Depreciation
  expense -
  historical        984,153     1,074,687      2,985,721     3,213,013
 Depreciation and
  amortization of
  purchase adjustments
  and financing
  fees            1,821,524     2,046,051      5,760,507     5,903,874
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement     1,848,146     1,524,376      5,189,104     4,289,683
 Amortization of debt
  discount                0       118,854         71,179       343,601
               ____________  ____________   ____________  ____________

Cash provided
 from (used in)
 operations after
 interest expense

(Continued)              Quarter                   Nine Months
                   Ended September 30,          Ended September 30,
                   1994           1993          1994           1993
 and before
 reorganization items,
 income taxes and
 cumulative effects of
 changes in accounting
 principles       3,338,599    (3,763,571)     5,464,514   (13,367,894)

Cash interest
 expense (1)        825,126     7,378,756      6,063,030    21,464,885
               ____________  ____________   ____________  ____________
Cash provided from
 operations before
 interest expense,
 reorganization
 items, income taxes
 and cumulative
 effects of changes
 in accounting
 principles    $  4,163,725  $  3,615,185   $ 11,527,544  $  8,096,991

(1) Includes all accrued but unpaid interest prior to the Petition Date. Interest on the unsecured debt of the Company and Bucyrus does not accrue subsequent to the Petition Date. Excludes amortization of debt discount and deferred rent (interest) on the sale and leaseback financing arrangement.

  On July 24, 1992, Bucyrus entered into a credit agreement with Bank One which provides for the issuance from time to time by Bank One of standby letters of credit for the account of Bucyrus in an aggregate amount of up to $12,500,000 at any one time, secured in part pursuant to a security agreement and in part by cash provided by Bucyrus, and certain other commercial and standby letters of credit. The agreement expired on February 28, 1994. On April 14, 1994, the Company and Bucyrus obtained an order from the Bankruptcy Court authorizing Bucyrus to enter into the Letter of Credit Agreement with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of September 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,058,399. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized Bucyrus to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of Bucyrus and inventory of Bucyrus generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expired on October 31, 1994 and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One. Bank One has agreed to extend the Letter of Credit Agreement to the earlier to occur of December 31, 1994 or the Effective Date (as defined in the Amended Plan). Bucyrus has pledged to Bank One $2,340,000 of its cash to secure its reimbursement obligations under the Letter of Credit Agreement.

  As required under various agreements, EAL has pledged $3,230,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at September 30, 1994. These collateral amounts are classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

  At September 30, 1994, the Company's subsidiaries had approximately $1,075,000 of open approved capital appropriations.

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

        See Part I, "Corporate Reorganization."

Item 3. Defaults Upon Senior Securities.

        (a) (i) Holdings Series A 12-1/2% Senior Debentures. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on March 15, 1993, September 15, 1993, March 15, 1994 and September 15, 1994 on its Series A 12-1/2% Senior Debentures ("Series A Debentures"). The amounts of such defaults were $2,543,291, $2,589,667, $2,547,444 and $2,589,667, respectively, (which amounts include $265,797, $270,644, $266,231 and $270,644, respectively, of interest with respect to the $4,295,000 in principal amount of Series A Debentures which Bucyrus owns), and the total arrearage as of the Petition Date was $7,342,619. On November 24, 1993, the indenture trustee for the Series A Debentures ("Firstar"), without instruction from the holders of such securities, sent a notice of acceleration to the Company declaring such securities to be immediately due and payable. On December 17, 1993, Firstar, a defendant in the JNL Lawsuit, filed a cross-claim against the Company seeking judgment on the principal of, interest on and other amounts due and owing under the Series A Debentures, and filed a notice of motion for summary judgment on such cross-claim. As a result of the Company's and Bucyrus' chapter 11 petitions, prosecution of the cross-claim against the Company has been stayed against the Company as of the Petition Date.

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

            (iv) Bucyrus Series A 10.65% Senior Secured Notes and Series B
                 16.5% Senior Secured Notes. As disclosed in the 1993 10-K, Bucyrus did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes (collectively, "Senior Secured Notes"). In addition, Bucyrus did not pay interest which was due and payable on June 30, 1994 on the Senior Secured Notes. The applicable period of grace for such payments under the indenture governing the Senior Secured Notes has expired, resulting in an event of default thereunder. The trustee under the Senior Secured Notes, Norwest Bank Wisconsin, National Association ("Norwest") has advised Bucyrus of the occurrence of an event of default. Each of such defaults was in an amount of $1,045,500, and the total arrearage on the date of filing this report is approximately $4,299,000 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Resettable Senior Notes and the 10% Senior Notes constitute an event of default under the Senior Secured Notes.

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

        (b) As disclosed in the 1993 10-K, the Company did not declare a dividend in cash or in kind, due and payable on March 15, 1993, September 15, 1993, March 15, 1994 and September 15, 1994, on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). Each of such defaults was in an amount of $3,769,987. The total arrearage as of the Petition Date was $10,771,391.

Item 4. Submission of Matters to a Vote of Security Holders

        As noted in Part I, from September 23, 1994 to October 31, 1994, the Company and Bucyrus solicited acceptances of the Amended Plan from the Company's stockholders and certain creditors of the Company and Bucyrus. At 5:00 PM EST on October 31, 1994, the solicitation period expired and all classes of the Company's and Bucyrus' debt securities and the Company's stockholders voting on the Amended Plan voted to accept the Amended Plan, other than the holders of the Company's Series B Convertible Preferred Stock.

        The information contained in Part I "Corporate Reorganization" -- "F. Resolicitation" is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

        (b) Report on Form 8-K: No reports on Form 8-K were filed during the third quarter.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       B-E HOLDINGS, INC.
                                       (Registrant)



Date       November 14, 1994           /s/ Craig R. Mackus
                                       Craig R. Mackus
                                       Controller
                                       Principal Accounting Officer


Date       November 14, 1994           /s/ William B. Winter
                                       Chairman of the Board and
                                       Chief Executive Officer

                            B-E HOLDINGS, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1994

                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number


 27     Financial Data Schedule                   X


 99.1   Second Amended Joint Plan                 X
        of Reorganization of
        B-E Holdings, Inc. and
        Bucyrus-Erie Company
        under Chapter 11 of the
        Bankruptcy Code

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                      22,282,181
[SECURITIES]                                         0
[RECEIVABLES]                               29,971,405
[ALLOWANCES]                                 (748,000)
[INVENTORY]                                 68,338,749
[CURRENT-ASSETS]                           121,792,065
[PP&E]                                      89,321,966
[DEPRECIATION]                            (46,425,216)
[TOTAL-ASSETS]                             194,493,303
[CURRENT-LIABILITIES]                       41,478,994
[BONDS]                                         84,456
[COMMON]                                        92,699
[PREFERRED-MANDATORY]                       71,091,180
[PREFERRED]                                     62,918
[OTHER-SE]                               (199,870,452)
[TOTAL-LIABILITY-AND-EQUITY]               194,493,303
[SALES]                                    144,610,730
[TOTAL-REVENUES]                           146,628,522
[CGS]                                      120,740,401
[TOTAL-COSTS]                              120,740,401
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                          11,323,313
[INCOME-PRETAX]                           (15,056,387)
[INCOME-TAX]                                 1,195,328
[INCOME-CONTINUING]                       (16,251,715)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                              (16,251,715)
[EPS-PRIMARY]                                   (1.75)
[EPS-DILUTED]                                   (1.75)

EXHIBIT 99.1
3RD QTR 10-Q - 1994



                      UNITED STATES BANKRUPTCY COURT
                       EASTERN DISTRICT OF WISCONSIN

- - - -------------------------------x

In re                          :   Chapter 11 Case
                                   Nos. 94-20786-RAE
B-E HOLDINGS, INC.  and        :        94-20787-RAE
BUCYRUS-ERIE COMPANY,
                               :   Jointly Administered
     Debtors.
                               :
- - - -------------------------------x




                SECOND AMENDED JOINT PLAN OF REORGANIZATION
              OF B-E HOLDINGS, INC. AND BUCYRUS-ERIE COMPANY
                  UNDER CHAPTER 11 OF THE BANKRUPTCY CODE


     B-E Holdings, Inc. and Bucyrus-Erie Company hereby propose the following Second Amended Joint Plan of Reorganization pursuant to section 1121(a) of the Bankruptcy Code.


                                 ARTICLE I

                                DEFINITIONS

     As used in the Plan the following terms shall have the meanings specified below:
     1.001. "Administrative Claim" means a Claim for costs and expenses of administration allowed under section 503(b), 507(b) or 1114(e)(2) of the Bankruptcy Code, including:
       (a) the actual and necessary costs and expenses incurred after the Petition Date of preserving the Estate and operating the business of a Debtor (such as wages, salaries or commissions for services and payments for goods and other services and leased premises), any indebtedness or obligations incurred or assumed by the Debtors or the Debtors in Possession in connection with the conduct of their businesses or for the acquisition or lease of property or for the procurement of services, including, without limitation, obligations for borrowings under the Post-Petition Financing Agreement, any costs and expenses of the Debtors for the management, preservation, sale or other disposition of any assets, the administration, prosecution or defense of claims by or against the Debtors and for distributions under the Plan, and shall also include the Claims for Indenture Trustees for fees and expenses to the extent contemplated by Section 7.19 of the Plan;
       (b) compensation for legal, financial advisory, accounting and other services and reimbursement of expenses awarded or allowed under section 330(a) or 331 of the Bankruptcy Code; and
       (c) all fees and charges assessed against the Estate of a Debtor under chapter 123 of title 28, United States Code, 28 U.S.C. Sections 1911-1930.
     1.002. "Allowed Claim" or "Allowed Unsecured Claim" means for the purpose of receiving distributions or other treatment pursuant to the Plan, but subject in all events to the provisions of Section 3.22:

       (a) a Claim that has been scheduled by a Debtor in its schedule of liabilities as other than disputed, contingent or unliquidated and as to which a Debtor or other party in interest has not Filed an objection by the Effective Date;
       (b) a Claim that either is not a Disputed Claim or has been allowed by a Final Order;
       (c) a Claim that is allowed: (i) in any stipulation of amount and nature of Claim executed prior to the Confirmation Date and approved by the Bankruptcy Court; (ii) in any stipulation with a Debtor of amount and nature of Claim executed on or after the Confirmation Date; or (iii) in any contract, instrument, indenture or other agreement entered into or assumed in connection with the Plan;
       (d) a Claim relating to a rejected executory contract or unexpired lease that either (i) is not a Disputed Claim or (ii) has been allowed by a Final Order, in either case only if a proof of Claim has been Filed by the Bar Date or has otherwise been deemed timely Filed under applicable law; or
       (e) a Claim that is allowed pursuant to the terms of this Plan.
     1.003.  "Allowed Equity Interest" means an Equity Interest in Holdings
Stock: (a) as of the Distribution Record Date as registered in the stock register that is maintained by or on behalf of Holdings and (b) (i) is not a Disputed Equity Interest or (ii) has been allowed by a Final Order.
     1.004. "Allowed . . . Claim" means an Allowed Claim in the particular Class or category described.
     1.005. "Amended By-Laws" means the Restated By-Laws of the Reorganized Debtor, which shall be substantially in the form set forth in Exhibit A.
     1.006. "Amended Certificate of Incorporation" means the Restated Certificate of Incorporation of the Reorganized Debtor, to be filed pursuant to the Merger Agreement as described in Section 5.03 of the Plan, which shall be substantially in the form of Exhibit B.
     1.007.  "Ballots" means the ballots accompanying the Disclosure
Statement upon which Holders of Impaired Claims and Impaired Equity Interests shall indicate their acceptance or rejection of the Plan in accordance with the Voting Instructions.
     1.008. "Bankruptcy Code" means title 11 of the United States Code, as now in effect or hereafter amended.
     1.009. "Bankruptcy Court" means the United States Bankruptcy Court having jurisdiction over the Chapter 11 Cases.
     1.010. "Bankruptcy Rules" means the Federal Rules of Bankruptcy Procedure, as amended from time to time, as applicable to the Chapter 11 Cases, promulgated under 28 U.S.C. Section 2075 and the General and Local Rules, if any, of the Bankruptcy Court.
     1.011. "Bar Date" means the bar date for Filing of proofs of claim with respect to executory contracts and unexpired leases which are rejected pursuant to this Plan or otherwise pursuant to section 365 of the Bankruptcy Code.
     1.012. "Becor Transactions" means the acquisition by Holdings of Becor Western, Inc. pursuant to the Agreement and Plan of Merger dated as of July 28, 1987, as amended, the exchange offer of Bucyrus 10% Senior Notes consummated on January 28, 1989, the issuance of Bucyrus Resettable Senior Notes, the issuance of Bucyrus South Street Notes, consummation of the Bucyrus South Street Lease and certain other related transactions.
     1.013.  "Bell Helicopter" means Bell Helicopter Textron Inc.
     1.014. "Bell Helicopter Claim" means the claims of Bell Helicopter asserted in or related to the civil action captioned Bell Helicopter Textron Inc. v. Brad Foote Gear Works, Inc., BWC Gear, Inc., and Bucyrus-Erie Company pending in the District Court of Tarrant County, Texas, 348th Judicial District.
     1.015. "Beneficial Holder" means the entity holding the beneficial interest in a Claim or Equity Interest.
     1.016.  "Broad Street Fund" means Broad Street Investment Fund I, L.P.
     1.017.  "Bucyrus" means Bucyrus-Erie Company, a Delaware corporation.
     1.018. "Bucyrus 10% Senior Notes" means the 10% Senior Notes due 1996 of Bucyrus issued under the Bucyrus 10% Senior Note Indenture.
     1.019. "Bucyrus 10% Senior Note Indenture" means the Indenture dated as of January 28, 1989, between Bucyrus and First Wisconsin Trust Company, now known as Firstar Trust Company, as trustee.
     1.020. "Bucyrus Common Stock" means the common stock, par value $.01 per share, of Bucyrus.
     1.021. "Bucyrus General Unsecured Claims" means, collectively, all unsecured Claims against Bucyrus, including Trade Claims, but excluding claims of Holders of Bucyrus 10% Senior Notes, Bucyrus Sinking Fund Debentures, Bucyrus Resettable Senior Notes, Bucyrus South Street Notes and Bucyrus South Street Lease Claims.
     1.022.  "Bucyrus Lease Trustee" means State Street Bank and Trust
Company of Connecticut, National Association, as trustee under the Trust Agreement dated as of July 24, 1992 establishing the SS Equipment Trust No. 1.
     1.023. "Bucyrus Priority Claims" means any Claims against Bucyrus accorded the priority and right of payment under section 507(a) of the Bankruptcy Code, other than a Priority Tax Claim or on Administrative Claim.
     1.024. "Bucyrus Resettable Senior Notes" means the Resettable Senior Notes due January 1, 1996 of Bucyrus issued under the Bucyrus Resettable Senior Note Indenture.
     1.025. "Bucyrus Resettable Senior Note Indenture" means the Indenture dated as of June 25, 1990, between Bucyrus and First Wisconsin Trust Company, as trustee, under which First Trust, National Association acts as successor trustee.
     1.026.  "Bucyrus Secured Claims" means, collectively, all Allowed
Secured Claims against Bucyrus held by any entity other than the South Street Claims.
     1.027. "Bucyrus Sinking Fund Debentures" means the 9% Sinking Fund Debentures due 1999 of Bucyrus issued under the Bucyrus Sinking Fund Debenture Indenture.
     1.028. "Bucyrus Sinking Fund Debenture Indenture" means the Indenture dated as of June 1, 1974 between Bucyrus and Chemical Bank as successor by merger to Manufacturers Hanover Trust Company, as trustee.
     1.029. "Bucyrus South Street Lease" means, collectively, (i) the Participation Agreement dated as of July 24, 1992 among Bucyrus, Holdings, the South Street Funds and the Bucyrus Lease Trustee, (ii) the Purchase Agreement and Assignment dated as of July 24, 1992 between Bucyrus and the Bucyrus Lease Trustee, (iii) the Bill of Sale between Bucyrus and the Bucyrus Lease Trustee dated July 24, 1992, and (iv) the Lease and Agreement dated as of July 24, 1992 between Bucyrus and the Bucyrus Lease Trustee.
     1.030. "Bucyrus South Street Lease Claims" means the Claims of the lessor and the owner participants under the Bucyrus South Street Lease.
     1.031. "Bucyrus South Street Notes" means the Series A 10.65% Senior Secured Notes due July 1, 1995 of Bucyrus and the Series B 16.5% Senior Secured Notes due January 1, 1996 of Bucyrus issued under the Bucyrus South Street Note Indenture.
     1.032. "Bucyrus South Street Note Claims" means the Claims of Holders of Bucyrus South Street Notes under (i) the Securities Purchase Agreement dated as of July 24, 1992 among Bucyrus, Holdings and the South Street Funds,
(ii) the Indenture dated as of July 24, 1992 among Bucyrus, Holdings and the South Street Note Trustee and (iii) the Bucyrus South Street Notes.
     1.033. "Bucyrus South Street Note Indenture" means the Indenture dated as of July 24, 1992 between Bucyrus, Holdings and the South Street Note Trustee.
     1.034. "Business Day" means any day, other than a Saturday, Sunday or "legal holiday" (as defined in Bankruptcy Rule 9006(a)).
     1.035.  "Cash" means cash and cash equivalents.
     1.036.  "Causes of Action" means all claims (as defined in section
101(5) of the Bankruptcy Code), actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages or judgments, whether known or unknown and whether asserted or unasserted.
     1.037. "Chapter 11 Cases" means the cases under chapter 11 of the Bankruptcy Code, commenced by the Debtors in the Bankruptcy Court.
     1.038. "Claim" means a claim (as defined in section 101(5) of the Bankruptcy Code) against a Debtor.
     1.039.  "Class" means a category of Holders of Claims or Equity
Interests as set forth in Article III of the Plan pursuant to section 1123(a)(1) of the Bankruptcy Code.
     1.040. "Confirmation" means the entry of the Confirmation Order by the Bankruptcy Court in its docket, within the meaning of Bankruptcy Rules 5003 and 9021.
     1.041. "Confirmation Date" means the date upon which Confirmation occurs.
     1.042. "Confirmation Order" means the order of the Bankruptcy Court confirming the Plan pursuant to section 1129 of the Bankruptcy Code.
     1.043.  "Consummation" means the occurrence of the Effective Date.
     1.044.  "Creditor" means any Holder of a Claim.
     1.045. "Creditors Committee" means the statutory committee of unsecured creditors appointed in the Chapter 11 Case of Bucyrus pursuant to section 1102 of the Bankruptcy Code.
     1.046. "Debt Securities Indentures" means the Bucyrus 10% Senior Note Indenture, the Bucyrus Sinking Fund Debenture Indenture, the Bucyrus Resettable Senior Note Indenture, and the Holdings Senior Debenture Indenture, and the Bucyrus South Street Note Indenture.
     1.047.  "Debtors" means Bucyrus and Holdings, debtors in the Chapter 11
Cases.
     1.048. "Debtors in Possession" means Bucyrus and Holdings, as debtors in possession in the Chapter 11 Cases.
     1.049. "Delaware General Corporation Law" means title 8 of the Delaware Code, as now in effect or hereafter amended.
     1.050. "Disbursing Agent" means Bucyrus and/or the Indenture Trustees and/or any third party disbursing agent as Bucyrus and Holdings may employ in their sole discretion.
     1.051. "Disclosure Statement" means the Disclosure Statement And Proxy Statement-Prospectus dated January 12, 1994, as supplemented by the Disclosure Supplement and as further amended, supplemented or modified from time to time, that is prepared and distributed in accordance with sections 1125, 1126(b) and/or 1145 of the Bankruptcy Code and Bankruptcy Rule 3018.
     1.052. "Disclosure Supplement" means the Supplement to the Disclosure Statement dated September 19, 1994, as approved by the Bankruptcy Court by order dated September 19, 1994.
     1.053. "Disputed Administrative Claim", "Disputed Claim", "Disputed Priority Tax Claim" and "Disputed Equity Interest" means any Administrative Claim, Claim, Priority Tax Claim or Equity Interest, as the case may be:
       (a) listed on the Schedules as unliquidated, disputed or contingent;
     or
       (b) as to which a Debtor or any party in interest has interposed a timely objection or request for estimation in accordance with the Bankruptcy Code and the Bankruptcy Rules or is otherwise disputed by the Debtor in accordance with applicable law, which objection, request for estimation or dispute has not been withdrawn or determined by a Final Order.
     1.054. "Distribution Record Date" means the close of business on the Business Day immediately preceding the Effective Date.
     1.055. "Effective Date" means the date selected by the Debtors which is after the Confirmation Date and within 45 days after the Confirmation Date, subject to extension for reasonable cause shown, after such notice and hearing as may be required by the Bankruptcy Court, and on which: (a) no stay of the Confirmation Order is in effect, and (b) all conditions specified in Article XI.B of the Plan have been (i) satisfied or (ii) waived pursuant to Section 11.04.
     1.056.  "Equity Holder" means the Holder of an Equity Interest.
     1.057. "Equity Interest" means any equity interest in a Debtor including, but not limited to, the Bucyrus Common Stock, the Holdings Stock, the Holdings Stock Options, and the Holdings Old Warrants.
     1.058. "Estate" means the estate of a Debtor created by section 541 of the Bankruptcy Code upon the commencement of the Chapter 11 Cases.
     1.059. "File" or "Filed" means file or filed with the Bankruptcy Court in the Chapter 11 Cases.
     1.060. "Final Decree" means the decree contemplated under Bankruptcy Rule 3022.
     1.061.  "Final Order" means an order or judgment of the Bankruptcy
Court, or other court of competent jurisdiction with respect to the subject matter, which has not been reversed, stayed, modified or amended, and as to which the time to appeal or seek certiorari has expired and no appeal or petition for certiorari has been timely taken, or as to which any appeal that has been taken or any petition for certiorari that has been or may be filed has been resolved by the highest court to which the order or judgment was appealed or from which certiorari was sought.
     1.062.  "Goldman" means Goldman, Sachs & Co.
     1.063. "Holder" means an entity holding an Equity Interest or Claim, and with respect to a vote on the Plan, means the Beneficial Holder as of the Voting Record Date or any authorized signatory who has completed and executed a Ballot or on whose behalf a Master Ballot has been completed and executed in accordance with the Voting Instructions.
     1.064.  "Holdings" means B-E Holdings, Inc., a Delaware corporation.
     1.065. "Holdings Class C Stock" means the Class C Common Stock, par value $.01 per share, of Holdings.
     1.066. "Holdings Class D Stock" means the Class D Common Stock, par value $.01 per share, of Holdings.
     1.067. "Holdings Class E Stock" means the Class E Common Stock of Holdings authorized pursuant to the Amended Certificate of Incorporation which shall be deemed to be issued on the Effective Date.
     1.068. "Holdings General Unsecured Claims" means, collectively, all unsecured Claims against Holdings, including Trade Claims, but excluding claims of Holders of Holdings Senior Debentures.
     1.069. "Holdings Old Warrants" means the 6,392 warrants, each exercisable for one share of Class A common stock, par value $.01 per share, of Holdings (i) which were validly exercised by the Holders thereof in accordance with their terms and (ii) in respect of which Holdings did not issue shares of Holdings Class C Stock to the Holders thereof because such Holders on the respective exercise dates resided in states where registration or exemption permitting the sale of such stock under state securities law was pending on or prior to the Voting Record Date.
     1.070. "Holdings Priority Claims" means any Claims accorded the priority and right of payment under section 507(a) of the Bankruptcy Code, other than a Priority Tax Claim or an Administrative Claim.
     1.071. "Holdings Secured Claims" means, collectively, all Allowed Secured Claims against Holdings held by any entity other than the South Street Claims.
     1.072. "Holdings Senior Debentures" means the Series A 12-1/2% Senior Debentures due September 15, 2002 of Holdings issued under the Holdings Senior Debenture Indenture.
     1.073. "Holdings Senior Debenture Indenture" means the Indenture dated as of December 1, 1987, as amended, between Holdings and Firstar Trust Company, as trustee.
     1.074. "Holdings Series A Preferred Stock" means the Series A 12-1/2% Cumulative Exchangeable Preferred Stock, par value $.01 per share, of Holdings.
     1.075. "Holdings Series B Preferred Stock" means the Series B Convertible Preferred Stock, par value $.01 per share, of Holdings.
     1.076. "Holdings Stock" means the Holdings Series A Preferred Stock, the Holdings Series B Preferred Stock, the Holdings Class C Stock, the Holdings Class D Stock and the Holdings Old Warrants.
     1.077. "Holdings Stock Options" means the options to purchase shares of Holdings Class C Stock granted pursuant to the B-E Holdings, Inc. 1988 Stock Option Plan.
     1.078. "Impaired" means, with respect to any Claim, Interest or Class, the condition or effects described in Section 1124 of the Bankruptcy Code.
     1.079.  "Impaired Claim" means a Claim classified in an Impaired Class.
     1.080. "Impaired Class" means Classes 2A, 2B, 4A, 4B, 4C, 4D, 5, 6, 8, 9, 10, 11, 12 and 13 as set forth in Article III.B. of the Plan.
     1.081. "Impaired Debt Securities" means the Bucyrus 10% Senior Notes, the Bucyrus Sinking Fund Debentures, the Bucyrus Resettable Senior Notes, the Holdings Senior Debentures, the Bucyrus South Street Notes and the Bucyrus South Street Lease Claims.
     1.082. "Impaired Debt Securities Claims" means Claims classified in Classes 2A, 2B, 4A, 4B, 4C and 6.
     1.083. "Impaired Equity Interest" means an Equity Interest classified in an Impaired Class.
     1.084. "Indenture Trustees" means the trustees and successor trustees (if any) under the Debt Securities Indentures and the Bucyrus Lease Trustee.
     1.085. "Indenture Trustee Charging Liens" means any lien or other priority in payment available to an Indenture Trustee pursuant to an indenture against distributions made to Holders of Allowed Impaired Debt Securities Claims for payment of any fees, costs or disbursements incurred by such Indenture Trustee.
     1.086. "Intercompany Claim" means any Claim held by Bucyrus against Holdings net of any Claims held by Holdings against Bucyrus.
     1.087.  "Internal Revenue Code" means title 26 of the United States
Code, as now in effect or hereafter amended.
     1.088. "Lien" means a lien as defined in section 101(37) of the Bankruptcy Code.
     1.089. "Master Ballots" means the master ballots accompanying the Disclosure Statement upon which Holders of Impaired Claims and Impaired Equity Interests shall indicate the acceptance or rejection of the Plan in accordance with the Voting Instructions.
     1.090. "Merger Agreement" means the agreement and plan of merger to be entered into by or on the Effective Date between Holdings and Bucyrus providing for the merger contemplated by Section 5.02(c) of the Plan, which shall be substantially in the form set forth in Exhibit E.
     1.091. "New Bank One Credit Agreement" means the Credit Agreement to be entered into as of the Effective Date between the Reorganized Debtor and Bank One, Milwaukee, N.A.
     1.092.  "New Bucyrus Common Stock" means the 20,000,000 shares of
Bucyrus Common Stock authorized pursuant to the Amended Certificate of Incorporation.
     1.093. "New Bucyrus Notes" means the secured senior notes of New Bucyrus, due on the fifth anniversary of the Effective Date, which shall be issued by New Bucyrus on the Effective Date under the New South Street Credit Agreement and this Plan.
     1.094. "New Bucyrus Registration Rights Agreement" means an agreement regarding the registration and related rights of the holders of the New Bucyrus Common Stock, the terms and conditions of which agreement are summarized in Exhibit C to this Plan, which agreement shall be substantially in the form set forth in the Reorganization Documents.
     1.095. "New South Street Credit Agreement" means the credit agreement that shall be entered into on the Effective Date between the Reorganized Debtor and the South Street Funds with respect to the New Bucyrus Notes.
     1.096. "New South Street Term Sheet" means the term sheet for the New South Street Credit Agreement, a copy of which is attached hereto as Exhibit D.
     1.097.  "Non-Released Persons" is defined in Section 9.04.
     1.098.  "Old Bucyrus Common Stock" means the 100 shares of Bucyrus
Common Stock held by Holdings on the Petition Date, being all of the authorized and outstanding shares of Bucyrus Common Stock on that date.
     1.099. "Person" means any individual, firm, corporation, association, partnership, joint venture, trust, or other entity.
     1.100. "Petition Date" means the date on which the Debtors filed their petitions for relief commencing the Chapter 11 Cases.
     1.101. "Plan" means this Second Amended Joint Plan of Reorganization, either in its present form or as it may be altered, amended, modified or supplemented from time to time in accordance with the Plan, the Bankruptcy Code and the Bankruptcy Rules.
     1.102. "Pre-Petition Secured Lease Claims" means the outstanding principal amount of the Bucyrus South Street Lease Claims plus the amount of accrued and unpaid interest thereon as of the Petition Date.
     1.103. "Pre-Petition Secured Note Claims" means the outstanding principal amount of the Bucyrus South Street Note Claims plus the amount of accrued and unpaid interest thereon as of the Petition Date.
     1.104. "Priority Tax Claim" means a Claim of a governmental unit of the kind specified in section 507(a)(7) of the Bankruptcy Code.
     1.105. "Pro Rata" means proportionately so that with respect to an Allowed Claim or Equity Interest, the ratio of (i) (I) the amount of property distributed on account of a particular Allowed Claim or Equity Interest to
(II) the amount of the Allowed Claim or Equity Interest, is the same as the ratio of (ii) (I) the amount of property distributed on account of all Allowed Claims or Equity Interests of the Class in which the particular Allowed Claim or Equity Interest is included to (II) the amount of Allowed Claims or Equity Interests in that Class.
     1.106. "Professionals" means all professionals employed in the Chapter 11 Cases pursuant to section 327 or 1103 of the Bankruptcy Code, all professionals seeking compensation or reimbursement of expenses from the Debtors, pursuant to section 503(b)(4) or otherwise, and the Examiner appointed in Bucyrus' Chapter 11 Case.
     1.107. "Professional Fee Claims" means Claims against the Debtors for compensation or reimbursement of expenses of Professionals which were unpaid as of the Petition Date or which were incurred on or after the Petition Date and prior to the Effective Date, including claims by any Person for reimbursement of amounts paid or owing to Professionals.
     1.108. "Released Matters", "Released Persons" and "Releasors" are defined in Section 9.03.
     1.109. "Reorganization Documents" means the New Bank One Credit Agreement, the New South Street Credit Agreement, the New Bucyrus Registration Rights Agreement and all other documents necessary to effectuate this Plan, which documents shall be filed by the Debtors with the Bankruptcy Court not later than twenty (20) days before the commencement of the hearing on Confirmation.
     1.110. "Reorganized Debtor" means Bucyrus as Debtor and Debtor in Possession, or any successor thereto, by merger, consolidation or otherwise, on and after the Effective Date.
     1.111. "Retirement Plans" means the Bucyrus-Erie Salaried Employees' Retirement Plan, the Supplementary Retirement Benefit Plan, Bucyrus-Erie Salaried Employees' Savings Plan and Bucyrus-Erie Hourly Employees' Savings Plan.
     1.112. "Schedules" means the schedules of assets and liabilities, schedules of executory contracts and the statement of financial affairs that the Debtors are required to File pursuant to section 521 of the Bankruptcy Code, the Official Bankruptcy Forms and the Bankruptcy Rules.
     1.113. "Secured Claim" means a Claim that is secured by a lien on property in which an Estate has an interest or that is subject to set off under section 553 of the Bankruptcy Code, to the extent of the value of the Claim Holder's interest in the Estate's interest in such property or to the extent of the amount subject to setoff, as applicable, as determined pursuant to section 506(a) of the Bankruptcy Code.
     1.114. "Securities Act" means the Securities Act of 1933, 15 U.S.C. Sections 77a-77aa, as now in effect or hereafter amended.
     1.115. "South Street Funds" means South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., and South Street Corporate Recovery Fund I (International), L.P.
     1.116. "South Street Claims" means the Claims of the Holders of the Bucyrus South Street Note Claims and the Claims of the Holders of the Bucyrus South Street Lease Claims.
     1.117. "South Street Note Trustee" means Norwest Bank Wisconsin, National Association, as trustee under the Bucyrus South Street Note Indenture.
     1.118. "Trade Claim" means any Unsecured Claim against a Debtor arising from or with respect to the delivery of goods or services to such Debtor in the ordinary course of the Debtor's business, prior to the Petition Date.
     1.119. "Unimpaired Claim" means an unimpaired Claim within the meaning of section 1124 of the Bankruptcy Code.

     1.120. "Unimpaired Class" means an unimpaired Class within the meaning of section 1124 of the Bankruptcy Code.
     1.121. "Unofficial Bondholder Committee" means the ad hoc committee of holders of the Bucyrus 10% Senior Notes and the Holdings Senior Debentures.
     1.122. "Unsecured Claim" means any Claim against a Debtor that is not a Secured Claim, Administrative Claim, Priority Tax Claim or Other Priority Claim.
     1.123.  "Voting Agent" means D.F. King & Co., Inc.
     1.124. "Voting Instructions" means the instructions for voting on the Plan contained in the section of the Disclosure Supplement entitled "SOLICITATION; VOTING PROCEDURES" and in the Ballots and the Master Ballots.
     1.125. "Voting Receipt Date" means the date established by Final Order of the Bankruptcy Court for the receipt by the Voting Agent of Ballots and Master Ballots from Holders of Impaired Claims and Impaired Equity Interests.
     1.126.  "Voting Record Date" means September 1, 1994.


                                ARTICLE II

                        TREATMENT OF ADMINISTRATIVE
                          AND PRIORITY TAX CLAIMS

A.  Administrative Claims.
     2.01. Subject to the provisions of sections 330(a) and 331 of the Bankruptcy Code, each Holder of an Allowed Administrative Claim will be paid the full unpaid amount of such Allowed Administrative Claim in Cash on the Effective Date, or upon such other terms as may be agreed upon by such Holder and the Reorganized Debtor or otherwise upon order of the Bankruptcy Court; provided, however, that Allowed Administrative Claims representing obligations incurred in the ordinary course of business or otherwise assumed by the Debtors pursuant to the Plan will be assumed on the Effective Date and paid or performed by the Reorganized Debtor when due in accordance with the terms and conditions of the particular agreements governing such obligations.

B.  Priority Tax Claims.
     2.02. On the Effective Date, each Holder of a Priority Tax Claim due and payable on or prior to the Effective Date shall be paid Cash in an amount equal to the amount of such Allowed Claim on such terms as have been or may be agreed upon by such Holder and the Debtor liable on the Allowed Claim. In accordance with section 1124 of the Bankruptcy Code, the Plan shall leave unaltered the legal, equitable and contractual rights of each Holder of a Priority Tax Claim.


                                ARTICLE III

                       CLASSIFICATION AND TREATMENT
                 OF CLASSIFIED CLAIMS AND EQUITY INTERESTS

A.  Summary.
     3.01. The following classification of Claims and Equity Interests is made for purposes of voting on the Plan, making Distributions under the Plan and for ease of administration:

               Class                             Status
Class 1A -  Holdings Priority Claims          Unimpaired - not entitled to vote
Class 1B -  Bucyrus Priority Claims           Unimpaired - not entitled to vote
Class 2A -  Bucyrus South Street              Impaired - entitled to vote
            Note Claims
Class 2B -  Bucyrus South Street              Impaired - entitled to vote
            Lease Claims
Class 3A -  Holdings Secured Claims           Unimpaired - not entitled to vote
Class 3B -  Bucyrus Secured Claims            Unimpaired - not entitled to vote
Class 4A -  Claims of Holders of              Impaired - entitled to vote
            Bucyrus 10% Senior Notes
Class 4B -  Claims of Holders of              Impaired - entitled to vote
            Bucyrus Resettable
            Senior Note
Class 4C -  Claims of Holders of              Impaired - entitled to vote
            Bucyrus Sinking Fund
            Debentures
Class 4D -  Bell Helicopter Claim             Impaired - entitled to vote
Class 5  -  Intercompany Claim                Impaired - entitled to vote
Class 6  -  Claims of Holders of              Impaired - entitled to vote
            Holdings Senior Debentures
Class 7A -  Holdings General                  Unimpaired - not entitled to vote
            Unsecured Claims
Class 7B -  Bucyrus General Unsecured         Unimpaired - not entitled to vote
            Claims
Class 8  -  Equity Interests of               Impaired - deemed to have voted
            Holder of Old Bucyrus               against the Plan
            Common Stock
Class 9  -  Equity Interests of               Impaired - entitled to vote
            Holders of Holdings
            Series A Preferred Stock
Class 10 -  Equity Interests of               Impaired - entitled to vote
            Holders of Holdings
            Series B Preferred Stock
Class 11 -  Equity Interests of               Impaired - entitled to vote
            Holders of Holdings
            Class C Stock (including
            Equity Interests of Holders
            of Holdings Old Warrants)
Class 12 -  Equity Interests of               Impaired - entitled to vote
            Holders of Holdings
            Class D Stock
Class 13 -  Equity Interests of               Impaired - entitled to vote
            Holders of Holdings
            Stock Options

B.  Classification and Treatment.
     3.02.  Class 1A Holdings Priority Claims.
     (a) Classification:  Class 1A consists of all Holdings Priority Claims.
     (b) Treatment: On the Effective Date, all Allowed Holdings Priority Claims to the extent then due and owing will be paid in full in Cash by the Reorganized Debtor, unless the Holder of such Claim and the Reorganized Debtor agree to a different treatment. Any Allowed Holdings Priority Claim not due and owing on the Effective Date will be paid in full in Cash by the Reorganized Debtor when such Claim becomes due and owing.
     (c) Voting:  Class 1A is unimpaired and the Holders of Claims in Class
1A are not entitled to vote to accept or reject the Plan.
     3.03.  Class 1B Bucyrus Priority Claims.
     (a) Classification:  Class 1B consists of all Bucyrus Priority Claims.
     (b) Treatment: On the Effective Date, all Allowed Bucyrus Priority Claims to the extent then due and owing will be paid in full in Cash by the Reorganized Debtor, unless the Holder of such Claim and the Reorganized Debtor agree to a different treatment. Any Allowed Bucyrus Priority Claim not due and owing on the Effective Date will be paid in full in Cash by the Reorganized Debtor when such Claim becomes due and owing.
     (c) Voting:  Class 1B is unimpaired and the Holders of Claims in Class
1B are not entitled to vote to accept or reject the Plan.
     3.04.  Class 2A Bucyrus South Street Note Claims.
     (a) Classification: Class 2A consists of all Bucyrus South Street Note Claims.
     (b) Treatment:  On the Effective Date, each Holder of an Allowed Class
2A Claim will receive, in full and final satisfaction of such Claim, New Bucyrus Notes in the principal amount equal to the aggregate outstanding principal of and accrued unpaid interest to and including the Effective Date on the Bucyrus South Street Notes held by such Holder as of the Confirmation Date. For purposes of this Section 3.04(b), the amount of accrued interest on the Bucyrus South Street Notes shall be calculated without regard to the pendency of the Chapter 11 Cases and without regard to any penalty, premium, cost of collection or related expense which may be claimed to be owing with respect to the Bucyrus South Street Notes.
     (c) Voting: Class 2A is Impaired and the Holders of Allowed Class 2A Claims are entitled to vote to accept or reject the Plan.
     3.05.  Class 2B Bucyrus South Street Lease Claims.
     (a) Classification: Class 2B consists of all Bucyrus South Street Lease Claims.
     (b) Treatment:  On the Effective Date, each Holder of an Allowed Class
2B Claim will receive, in full and final satisfaction of such Claim, such Holder's Pro Rata share of New Bucyrus Notes in a principal amount equal to the outstanding unpaid amount owing with respect to the Bucyrus South Street Lease as of the Effective Date, less $2,500,000. For purposes of this Section 3.05(b), the outstanding unpaid amount owing with respect to the Bucyrus South Street Lease shall be calculated without regard to the pendency of the Chapter 11 Cases and without regard to any penalty, premium, cost of collection or other expense which may be claimed to be owing with respect to the Bucyrus South Street Lease.
     (c) Voting: Class 2B is Impaired and the Holders of Allowed Class 2B Claims are entitled to vote to accept or reject the Plan.
     3.06.  Class 3A Holdings Secured Claims.
     (a) Classification:  Class 3A consists of all Holdings Secured Claims.
     (b) Treatment: The legal, equitable and contractual rights of Holders of Holdings Secured Claims are unaltered by the Plan or, at the option of the Debtors, will be treated in any other manner so that such Claims shall otherwise be rendered unimpaired pursuant to section 1124 of the Bankruptcy Code.
     (c) Voting:  Class 3A is unimpaired and the Holders of Claims in Class
3A are not entitled to vote to accept or reject the Plan.
     3.07.  Class 3B Bucyrus Secured Claims.
     (a) Classification:  Class 3B consists of all Bucyrus Secured Claims.
     (b) Treatment: The legal, equitable and contractual rights of Holders of Bucyrus Secured Claims are unaltered by the Plan or, at the option of the Debtors, will be treated in any other manner so that such Claims shall otherwise be rendered unimpaired pursuant to section 1124 of the Bankruptcy Code.
     (c) Voting:  Class 3B is unimpaired and the Holders of Claims in Class
3B are not entitled to vote to accept or reject the Plan.
     3.08.  Class 4A Claims of Holders of Bucyrus 10% Senior Notes.
     (a) Classification: Class 4A consists of the Claims of Holders of Bucyrus 10% Senior Notes arising from or related to the Bucyrus 10% Senior Notes.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 4A Claim shall receive, in full and final satisfaction of such Claim, such Holder's Pro Rata share of 5,010,329 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, each Holder of an Allowed Class 4A Claim shall receive such Holder's Pro Rata share of an additional 44,287 shares of New Bucyrus Common Stock.
     (c) Voting: Class 4A is Impaired and the Holders of Allowed Class 4A Claims are entitled to vote to accept or reject the Plan.
     3.09.  Class 4B Claim of Holder of Bucyrus
     (a) Classification: Class 4B consists of the Claim of the Holder of Bucyrus Resettable Senior Notes arising from or related to the Bucyrus Resettable Senior Notes.
     (b) Treatment: On or as soon as practicable after the Effective Date, the Holder of the Allowed Class 4B Claim shall receive, in full and final satisfaction of such Claim, (i) 4,057,203 shares of New Bucyrus Common Stock and (ii) if the Holder votes to accept the Plan on or prior to the Voting Receipt Date and executes and delivers the undertaking described in Section 9.06, (x) any recovery of cash or property obtained by or on behalf of the Reorganized Debtor with respect to any Cause of Action against a Non-Released Person which arose prior to the Petition Date, and (y) in the event and to the extent that a Claim or Equity Interest held by a Non-Released Person is not Allowed by Final Order by reason of the acts or omissions of such Non-Released Person prior to the Petition Date, the property that would otherwise have been distributed under the Plan to such Non-Released Person if such Claim or Equity Interest had been Allowed in full. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, the Holder of the Allowed Class 4B Claim shall receive an additional 35,862 shares of New Bucyrus Common Stock.
     (c) Voting: Class 4B is Impaired and the Holder of the Allowed Class 4B Claim is entitled to vote to accept or reject the Plan.
     3.10.  Class 4C Claims of Holders of Bucyrus Sinking Fund Debentures.
     (a) Classification: Class 4C consists of the Claims of Holders of Bucyrus Sinking Fund Debentures arising from or related to the Bucyrus Sinking Fund Debentures.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 4C Claim shall receive, in full and final satisfaction of such Claim, such Holder's Pro Rata share of 50,686 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, each Holder of an Allowed Class 4C Claim shall receive such Holder's Pro Rata share of an additional 448 shares of New Bucyrus Common Stock.
     (c) Voting: Class 4C is Impaired and the Holders of Allowed Class 4C Claims are entitled to vote to accept or reject the Plan.
     3.11.  Class 4D Bell Helicopter Claim.
     (a) Classification:  Class 4D consists of the Bell Helicopter Claim.
The Holder of the Bell Helicopter Claim shall be deemed to have an Allowed Claim in the amount of $3,350,000.
     (b) Treatment: On or as soon as practicable after the Effective Date, the Holder of the Allowed Class 4D Claim shall receive, in full and final satisfaction of such Claim, $350,000 in Cash and 170,413 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, the Holder of the Allowed Class 4D Claim shall receive an additional 1,507 shares of New Bucyrus Common Stock.
     (c) Voting: Class 4D is Impaired and the Holder of the Allowed Class 4D Claim is entitled to vote to accept or reject the Plan.
     3.12.  Class 5 Intercompany Claim.
     (a) Classification:  Class 5 consists of the Intercompany Claim.
     (b) Treatment: On or as soon as practicable after the Effective Date, the Holder of an Allowed Class 5 Claim shall receive, in full and final satisfaction of such Claim, 572,800 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 572,800 shares of New Bucyrus Common Stock, which shall be allocated ratably among Holders of Class 4A, 4B, 4C and 4D Claims pursuant to Sections 3.08, 3.09, 3.10 and 3.11 of the Plan. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, each Holder of an Allowed Class 5 Claim shall receive such Holder's Pro Rata share of an additional 71,285 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 71,285 shares of New Bucyrus Common Stock. The shares of New Bucyrus Stock so converted shall be allocated ratably among Holders of Class 4A, 4B, 4C and 4D Claims pursuant to Sections 3.08, 3.09, 3.10 and 3.11 of the Plan.
     (c) Voting: Class 5 is Impaired and the Holder of an Allowed Class 5 Claim is entitled to vote to accept or reject the Plan.
     3.13.  Class 6 Claims of Holders of Holdings Senior Debentures.
     (a) Classification: Class 6 consists of the Claims of Holders of
Holdings Senior Debentures arising from or related to the Holdings Senior Debentures.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 6 Claim shall receive, in full and final satisfaction of such Claim, such Holder's Pro Rata share of 716,021 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into such Holder's Pro Rata share of 716,021 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, each Holder of an Allowed Class 6 Claim shall receive such Holder's Pro Rata share of an additional 89,109 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into such Holder's Pro Rata share of 89,109 shares of New Bucyrus Common Stock. Prior to the effectiveness of the Merger Agreement, the Holdings Class E Stock that would otherwise be distributed to Bucyrus as a Holder of Class 9 Claims shall be allocated ratably among Holders of Class 4A, 4B, 4C and 4D Claims pursuant to Sections 3.08, 3.09, 3.10 and 3.11 of the Plan.
     (c) Voting: Class 6 is Impaired and the Holders of Allowed Class 6
Claims are entitled to vote to accept or reject the Plan.
     3.14.  Class 7A Holdings General Unsecured Claims.
     (a) Classification: Class 7A consists of all Holdings General Unsecured Claims.
     (b) Treatment: All Holdings General Unsecured Claims shall be unimpaired by the Plan. At the option of the Reorganized Debtor, the Plan shall (i) leave unaltered the legal, equitable and contractual rights of the Holder of an Holdings General Unsecured Claim, (ii) provide for the payment of an Holdings General Unsecured Claim in full in Cash on the Effective Date,
(iii) provide for the payment of an Holdings General Unsecured Claim in any manner agreed to by the Holder of such Claim and the Reorganized Debtor, or
(iv) provide for such other treatment as will render such Holdings General Unsecured Claim unimpaired in accordance with section 1124 of the Bankruptcy Code.
     (c) Voting:  Class 7A is unimpaired and the Holders of Claims in Class
7A are not entitled to vote to accept or reject the Plan.
     3.15.  Class 7B Bucyrus General Unsecured Claims.
     (a) Classification: Class 7B consists of all Bucyrus General Unsecured Claims.
     (b) Treatment: All Bucyrus General Unsecured Claims shall be unimpaired by the Plan. At the option of the Reorganized Debtor, the Plan shall (i) leave unaltered the legal, equitable and contractual rights of the Holder of an Bucyrus General Unsecured Claim, (ii) provide for the payment of an Bucyrus General Unsecured Claim in full in Cash on the Effective Date, (iii) provide for the payment of an Bucyrus General Unsecured Claim in any manner agreed to by the Holder of such Claim and the Reorganized Debtor, or (iv) provide such other treatment as will render such Bucyrus General Unsecured Claim unimpaired in accordance with section 1124 of the Bankruptcy Code.
     (c) Voting:  Class 7B is unimpaired and the Holders of Claims in Class
7B are not entitled to vote to accept or reject the Plan.
     3.16.  Class 8 Equity Interest of Holder of Old Bucyrus Common Stock.
     (a) Classification: Class 8 consists of the Equity Interest of Holdings as the Holder of Old Bucyrus Common Stock.
     (b) Treatment: The Holder of the Class 8 Equity Interest shall receive no distribution nor retain any property on account of such Equity Interest under the Plan.
     (c) Voting: Class 8 is Impaired and because no distribution will be made to the Holder of the Class 8 Equity Interest nor will such Holder retain any property on account of such Equity Interest, the Holder of the Class 8 Equity Interest is deemed to reject the Plan.
     3.17.  Class 9 Equity Interests of Holders of Holdings Series A
Preferred Stock.
     (a) Classification: Class 9 consists of the Equity Interests of Holders of Holdings Series A Preferred Stock.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 9 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, such Holder's Pro Rata share of 160,394 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 160,394 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, on or as soon as practicable after the Effective Date, each Holder of an Allowed Class 9 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, such Holder's Pro Rata share of 80,197 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 80,197 shares of New Bucyrus Common Stock.
     (c) Voting: Class 9 is Impaired and the Holders of Allowed Class 9 Equity Interests are entitled to vote to accept or reject the Plan.
     3.18. Class 10 Equity Interests of Holders of Holdings Series B Preferred Stock.
     (a) Classification:  Class 10 consists of the Equity Interests of
Holders of Holdings Series B Preferred Stock.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 10 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, such Holder's Pro Rata share of 32,423 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 32,423 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, the Holders of Class 10 Equity Interests shall receive no distribution nor retain any property on account of such Equity Interests under the Plan.
     (c) Voting: Class 10 is Impaired and the Holders of Allowed Class 10 Equity Interests are entitled to vote to accept or reject the Plan. In the event that Class 9 votes to reject the Plan, Holders of Class 10 Equity Interests will be deemed to reject the Plan because no distribution will be made to the Holders of Class 10 Equity Interests nor will such Holders retain any property on account of such Equity Interests.
     3.19. Class 11 Equity Interests of Holders of Holdings Class C Stock (including Equity Interests of Holders of Holdings Old Warrants).
     (a) Classification:  Class 11 consists of the Equity Interests of
Holders of Holdings Class C Stock and the Equity Interests of Holders of Holdings Old Warrants.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 11 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, such Holder's Pro Rata share of 47,276 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 47,276 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, the Holders of Class 11 Equity Interests shall receive no distribution nor retain any property on account of such Equity Interests under the Plan.
     (c) Voting: Class 11 is Impaired and the Holders of Allowed Class 11 Equity Interests are entitled to vote to accept or reject the Plan. In the event that Class 9 votes to reject the Plan, Holders of Class 11 Equity Interests will be deemed to reject the Plan because no distribution will be made to the Holders of Class 11 Equity Interests nor will such Holders retain any property on account of such Equity Interests.
     3.20.  Class 12 Equity Interests of Holders of Holdings Class D Stock.
     (a) Classification:  Class 12 consists of the Equity Interests of
Holders of Holdings Class D Stock.
     (b) Treatment: On or as soon as practicable after the Effective Date, each Holder of an Allowed Class 12 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, such Holder's Pro Rata share of 499 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 499 shares of New Bucyrus Common Stock. In the event that Class 9 votes to reject the Plan, the Holders of Class 12 Equity Interests shall receive no distribution nor retain any property on account of such Equity Interests under the Plan.
     (c) Voting: Class 12 is impaired and the Holders of Allowed Class 12 Equity Interests are entitled to vote to accept or reject the Plan. In the event that Class 9 votes to reject the Plan, Holders of Class 12 Equity Interests will be deemed to reject the Plan because no distribution will be made to the Holders of Class 12 Equity Interests nor will such Holders retain any property on account of such Equity Interests.
     3.21.  Class 13 Equity Interests of Holders of Holdings Stock Options.
     (a) Classification:  Class 13 consists of the Equity Interests of
Holders of Holdings Stock Options.
     (b) Treatment: The Holders of Class 13 Equity Interests who have exercised Holdings Stock Options prior to the Effective Date shall be treated as Holders of Class 11 Equity Interests for purposes of distributions under the Plan. The Holders of Class 13 Equity Interests who have not exercised Holdings Stock Options prior to the Effective Date shall receive no distribution nor retain any property on account of such Equity Interests under the Plan.

     (c) Voting: Class 13 is Impaired and the Holders of Allowed Class 13 Equity Interests are entitled to vote to accept or reject the Plan. In the event that Class 9 votes to reject the Plan, Holders of Class 13 Equity Interests will be deemed to reject the Plan because no distribution will be made to the Holders of Class 13 Equity Interests nor will such Holders retain any property on account of such Equity Interests.

C.  Rights of Debtors Concerning Unimpaired Claims.
     3.22. Except as otherwise provided in the Plan, including as provided in Article IX, nothing under the Plan shall affect the Debtors' or the Reorganized Debtor's rights in respect of any Unimpaired Claims, including, but not limited to, all rights in respect of legal and equitable defenses to or setoffs, recoupments or counterclaims against such Unimpaired Claims.

D.  Automatic Amendment to Plan Upon Rejection of Plan by Class 9.
     3.23. In the event that Class 9 votes to reject the Plan, then (a) the Plan shall be deemed automatically amended without further action by the Debtor such that (i) each Holder of an Allowed Class 9 Equity Interest shall receive, in full and final satisfaction of such Equity Interest, its Pro Rata share of 80,197 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into 80,197 shares of New Bucyrus Common Stock, (ii) the Holders of Class 10, 11 and 12 Equity Interests and the Holders of Class 13 Equity Interests who have exercised Holdings Stock Options prior to the Effective Date shall receive no distributions nor retain any property under the Plan on account of such Equity Interests, and the existing shares of Holdings Series B Preferred Stock, Holdings Class C Stock and Holdings Class D Stock shall be canceled as provided by Section 5.02(a) of this Plan, prior to the merger contemplated by Section 5.02(c) of the Plan,
(iii) the Holder of the Class 5 Claim shall receive an additional 71,285 shares of Holdings Class E Stock, which will be converted pursuant to the Merger Agreement into 71,285 shares of New Bucyrus Common Stock, which shall be allocated ratably among Holders of Class 4A, 4B, 4C and 4D Claims pursuant to Sections 3.08, 3.09, 3.10 and 3.11 of the Plan and (iv) each Holder of an Allowed Class 6 Claim shall receive, in full and final satisfaction of such Claim, such Holder's Pro Rata share of 89,109 shares of Holdings Class E Stock, which shall be converted pursuant to the Merger Agreement into such Holder's Pro Rata share of 89,109 shares of New Bucyrus Common Stock.


                                ARTICLE IV

                    ACCEPTANCE OR REJECTION OF THE PLAN

A.  Voting Classes.
     4.01. Each Holder of an Allowed Class 2A, 2B, 4A, 4B, 4C, 4D, 5 or 6 Claim or an Allowed Class 9, 10, 11, 12 or 13 Equity Interest shall be entitled to vote to accept or reject the Plan.

B.  Acceptance by Impaired Classes.
     4.02. An Impaired Class of Claims shall have accepted the Plan if (i) the Holders (other than any Holder designated under section 1126(e) of the Bankruptcy Code) of at least two-thirds in amount of the Allowed Claims actually voting in such Class have voted to accept the Plan and (ii) the Holders (other than any Holder designated under section 1126(e) of the Bankruptcy Code) of more than one-half in number of the Allowed Claims actually voting in such Class have voted to accept the Plan. An Impaired Class of Equity Interests shall have accepted the Plan if the Holders (other than any Holder designated under section 1126(e) of the Bankruptcy Code) of at least two-thirds in amount of the Allowed Equity Interests actually voting in such Class have voted to accept the Plan.

C.  Presumed Acceptance of Plan.
     4.03. Classes 1A, 1B, 3A, 3B, 7A and 7B are unimpaired under the Plan, and therefore are presumed conclusively to have accepted the Plan pursuant to section 1126(f) of the Bankruptcy Code.

D.  Confirmation Without Acceptance by All Impaired Classes.
     4.04. The Debtors will request that the Bankruptcy Court confirm the Plan in accordance with section 1129(b) of the Bankruptcy Code in view of the deemed rejection of the Plan by Class 8. In the event that Class 4B or Class 9 fails to accept the Plan, the Debtors intend to seek Confirmation of the Plan under section 1129(b) of the Bankruptcy Code notwithstanding such rejection. In the event that any of Classes 2A, 2B, 4A, 4C, 4D, 10, 11, 12 or 13 fails to accept the Plan, the Debtors reserve their right (i) to modify the Plan in accordance with Article XIII.F of the Plan and (ii) to request that the Bankruptcy Court confirm the Plan in accordance with section 1129(b) of the Bankruptcy Code notwithstanding such failures.


                                 ARTICLE V

                   MEANS FOR IMPLEMENTATION OF THE PLAN

A.  Continued Corporate Existence and Vesting of Assets in the Reorganized
Debtor.
     5.01. Bucyrus shall, as the Reorganized Debtor, continue to exist after the Effective Date as a separate corporate entity, with all the powers of a corporation under the laws of the State of Delaware and without prejudice to any right to alter or terminate such existence (whether by merger or otherwise) under such applicable state law. Except as otherwise provided in the Plan, on or after the Effective Date, all property of the Estates, and any property acquired by the Debtors or the Reorganized Debtor under the Plan, shall vest in the Reorganized Debtor, free and clear of all Claims, liens, charges, or other encumbrances and Equity Interests. On and after the Effective Date, the Reorganized Debtor may operate its business and may use, acquire or dispose of property and compromise or settle any Claims or Equity Interests, without supervision or approval by the Bankruptcy Court and free of any restrictions of the Bankruptcy Code or Bankruptcy Rules, other than those restrictions expressly imposed by the Plan and the Confirmation Order. In accordance with section 1109(b) of the Bankruptcy Code, nothing in this
Article V shall preclude any party in interest from appearing and being heard on any issue in the Chapter 11 Cases.

B.  Transactions on the Effective Date.
     5.02. On the Effective Date, unless otherwise provided, the following shall occur and shall be deemed to have occurred simultaneously (except as specified in clauses (a) and (b) below):
     (a) prior to the merger described in Section 5.02(c), (i) Holdings' certificate of incorporation shall be amended to cancel the Holdings Stock and create and authorize two million shares of Holdings Class E Stock;
     (b) prior to the merger described in Section 5.02(c), each Holder of an Allowed Class 6 Claim (Holdings Senior Debentures), the Holder of an Allowed Class 5 Claim (Intercompany Claim) and each Holder of an Allowed Equity Interest, other than the Class 8 Equity Interest, shall be deemed to have exchanged such Claim or Equity Interest for shares of Holdings Class E Stock, as provided for in the Plan;
     (c) Bucyrus and Holdings shall enter into the Merger Agreement and pursuant to the Merger Agreement and subject to filing by Bucyrus of a certificate of merger with the Secretary of State of the State of Delaware, Holdings shall merge with and into Bucyrus, the separate corporate existence of Holdings shall cease and the Old Bucyrus Common Stock, the Holdings Class E Stock shall be canceled and the Holders of Old Bucyrus Common Stock and Holdings Stock shall surrender such stock certificates to the applicable Disbursing Agent as set forth in Section 7.12;
     (d) the Holdings Stock Options shall be canceled;
     (e) the Bucyrus 10% Senior Notes, the Bucyrus Resettable Senior Notes, the Bucyrus South Street Notes, the Bucyrus Sinking Fund Debentures and the Holdings Senior Debentures shall be deemed to be canceled and the Holders thereof shall surrender such Notes and Debentures to the applicable Disbursing Agent as set forth in Section 7.12;

     (f) the Reorganized Debtor shall be deemed to have exercised Bucyrus' option under the Bucyrus South Street Lease to repurchase all property leased to Bucyrus thereunder;
     (g) the Debt Securities Indentures and the Bucyrus South Street Lease shall be deemed canceled, terminated and of no further force and effect, as permitted by section 1123(a)(5)(F) of the Bankruptcy Code, except as provided in the Plan and the Indenture Trustees shall be released and discharged from any further duties with respect to their respective Debt Securities Indentures.
     (h) the Reorganized Debtor shall issue the number of shares of New Bucyrus Common Stock which shall be distributed pursuant to the Plan;
     (i) the Reorganized Debtor shall enter into the New Bank One Credit Agreement and the New South Street Credit Agreement; and
     (j) the Reorganized Debtor shall enter into the New Bucyrus Registration Rights Agreement.

C.  Corporate Governance, Directors and Officers and Corporate Action.
     5.03. Merger Agreement and Amended Certificate of Incorporation. On the Effective Date, pursuant to the Merger Agreement the Reorganized Debtor will file a certificate of merger, which will have attached thereto the Amended Certificate of Incorporation, with the Secretary of State of the State of Delaware in accordance with sections 103, 251 and 303 of the Delaware General Corporation Law. The Amended Certificate of Incorporation will, among other things, prohibit the issuance of nonvoting equity securities to the extent required by section 1123(a)(6) of the Bankruptcy Code, and create and authorize 20,000,000 shares of New Bucyrus Common Stock. After the Effective Date, the Reorganized Debtor may amend and restate its Amended Certificate of Incorporation and other constituent documents as permitted by the Delaware General Corporation Law.
     5.04.  Directors and Officers of the Reorganized Debtor.
     (a) Subject to any requirement of Bankruptcy Court approval pursuant to section 1129(a)(5) of the Bankruptcy Code, as of the Effective Date, the initial officers of the Reorganized Debtor shall be the officers of Bucyrus immediately prior to the Effective Date. Each such officer shall serve from and after the Effective Date pursuant to the terms of the Amended Certificate of Incorporation, the Amended By-Laws and the Delaware General Corporation Law.
     (b) The board of directors of the Reorganized Debtor shall consist of a single class of directors. The initial board of directors of the Reorganized Debtor shall consist of seven directors who shall be selected as follows: one of the directors serving on the initial Board of Directors following the Effective Date will be an officer of Bucyrus nominated by the Board of Directors of Bucyrus; two of the directors serving on the initial board of directors following the Effective Date will be persons who will be nominated by the Creditors Committee; two of the directors serving on the initial board of directors following the Effective Date will be persons who will be nominated by the Holder of the Allowed Class 4B Claim; and the remaining two directors serving on the initial board of directors following the Effective Date will be persons who will be nominated jointly by the Creditors Committee and the Holder of the Allowed Class 4B Claim. Each such director shall serve from and after the Effective Date until the Reorganized Debtor's 1997 annual meeting of stockholders, and otherwise pursuant to the terms of the Amended Certificate of Incorporation, the Amended By-Laws and the Delaware General Corporation Law. The first annual meeting of stockholders of the Reorganized Debtor following the Effective Date will be held in 1995 following completion of the Reorganized Debtor's 1994 fiscal year.
     5.05. Corporate Action. The adoption of the Amended Certificate of Incorporation and the Amended By-Laws, the selection of directors and officers for the Reorganized Debtor, the distribution of Cash, issuance and distribution of New Bucyrus Common Stock and the adoption, execution and implementation of employment, retirement and indemnification agreements, incentive compensation programs, retirement income plans, welfare benefit plans and other employee plans and related agreements; and the other matters provided for under the Plan involving the corporate action to be taken by or required of the Reorganized Debtor shall be deemed to have occurred and be effective as provided herein, and shall be authorized and approved in all respects without any requirement of further action by stockholders or directors of the Debtors or the Reorganized Debtor.

D.  Professional Fee Claims.
     5.06. Unless a different time is set by Final Order of the Bankruptcy Court, all applications for allowance of Administrative Claims under section 503(b)(3) of the Bankruptcy Code, and all applications for awards or allowance of Professional Fee Claims, shall be Filed not later than sixty (60) days after the Confirmation Date or be forever barred. Objections to such applications shall be Filed not later than ninety (90) days after the Confirmation Date.

E.  Sources of Cash for Plan Distribution.
     5.07. All Cash necessary for the Reorganized Debtor to make payments pursuant to the Plan shall be obtained from existing Cash balances, the operations of the Debtors or the Reorganized Debtor, or post-confirmation borrowings under the New Bank One Credit Agreement. The Reorganized Debtor may also make such payments using Cash received from advances or dividends from the subsidiaries of the Reorganized Debtor in the ordinary course.


                                ARTICLE VI

                     TREATMENT OF EXECUTORY CONTRACTS
                           AND UNEXPIRED LEASES

A.  Assumption of Executory Contracts and Unexpired Leases.
     6.01. Immediately prior to the Effective Date, all executory contracts or unexpired leases of the Debtors will be deemed assumed in accordance with the provisions and requirements of section 365 and 1123 of the Bankruptcy Code except those executory contracts and unexpired leases that (i) have been rejected by order of the Bankruptcy Court, (ii) are the subject of a motion to reject pending on the Effective Date, (iii) are identified on a list to be Filed on or before the Confirmation Date as to be rejected, or (iv) are rejected pursuant to the terms of the Plan. Entry of the Confirmation Order by the Bankruptcy Court shall constitute approval of such assumptions and rejections pursuant to sections 365(a) and 1123 of the Bankruptcy Code.

B.  Claims Based on Rejection of Executory Contracts or Unexpired Leases.
     6.02. All proofs of claims with respect to Claims arising from the rejection of executory contracts or unexpired leases, if any, must be Filed within sixty (60) days after the date of entry of an order of the Bankruptcy Court approving such rejection. Any Claims not Filed within such times will be forever barred from assertion against the Debtors or Reorganized Debtor, their Estates and property. Unless otherwise ordered by the Bankruptcy Court or provided in this Plan, all such Claims for which proofs of claim are required to be Filed will be, and will be treated as, General Unsecured Claims subject to the provisions of Article VII hereof.

C.  Cure of Defaults for Executory Contracts and Unexpired Leases Assumed.
     6.03. Any monetary amounts by which each executory contract and unexpired lease to be assumed pursuant to the Plan is in default shall be satisfied, pursuant to section 365(b)(1) of the Bankruptcy Code by payment of the default amount in Cash on the Effective Date or on such other terms as the parties to such executory contracts or unexpired leases may otherwise agree. In the event of a dispute regarding: (i) the amount of any cure payments, (ii) the ability of the Reorganized Debtor or any assignee to provide "adequate assurance of future performance" (within the meaning of section 365 of the Bankruptcy Code) under the contract or lease to be assumed or (iii) any other matter pertaining to assumption or the cure payments required by section 365(b)(1) of the Bankruptcy Code shall be made following the entry of a Final Order resolving the dispute and approving the assumption.

D.  Indemnification of Directors, Officers and Employees.
     6.04. The obligations of the Debtors to indemnify any person serving at any time on or prior to the Effective Date as one of its directors, officers or employees by reason of such person's service in such capacity, or as a director, officer or employee of any other corporation or legal entity, to the extent provided in a Debtor's constituent documents or by a written agreement with the Debtor or the Delaware General Corporation Law are classified as Class 7A (with respect to obligations of Holdings) and Class 7B (with respect to obligations of Bucyrus) Claims to the extent they arise prior to the Petition Date, and are Administrative Claims to the extent they arise on or after the Petition Date. The legal, equitable and contractual rights to which such directors, officers or employees are entitled by reason of the Debtor's indemnification obligations shall be unaltered and unimpaired within the meaning of section 1124(1) of the Bankruptcy Code. Such indemnification obligations shall survive unaffected by entry of the Confirmation Order, irrespective of whether such indemnification is owed for an act or event occurring before or after the Petition Date.

E.  Compensation and Benefit Programs.
     6.05. Except as otherwise expressly provided hereunder, all employment and severance policies, and all compensation and benefit plans, policies, and programs of the Debtors applicable to their employees and retirees and the employees and retirees of their subsidiaries, including, without limitation, all savings plans, retirement plans, consultant service agreements and consultant optional payment agreements entered into between Bucyrus and certain of its retired employees or directors, health care plans, disability plans, severance benefit plans, incentive plans, and life, accidental death, and dismemberment insurance plans are treated as executory contracts under the Plan and on the Effective Date will be assumed pursuant to the provisions of sections 365 and 1123 of the Bankruptcy Code.


                                ARTICLE VII

                    PROVISIONS GOVERNING DISTRIBUTIONS

A.  Distributions for Claims Allowed as of the Effective Date.
     7.01. Except as otherwise provided in this Article VII or as may be ordered by the Bankruptcy Court, distributions to be made on the Effective Date on account of Claims or Equity Interests that are Allowed as of the Effective Date and are entitled to receive distributions under the Plan shall be made on the Effective Date. Distributions to Holders of the Impaired Debt Securities and Holdings Stock shall be deemed made on the Effective Date if made on the Effective Date or as promptly thereafter as practicable, but in any event no later than thirty (30) calendar days after the Effective Date or such later date when the applicable conditions of Section 7.07 (regarding undeliverable distributions) or Section 7.12 (regarding surrender of canceled instruments and securities) are satisfied. Distributions on account of Claims or Equity Interests that become Allowed Claims or Allowed Equity Interests after the Effective Date shall be made pursuant to Section 8.04 below.
     7.02. For purposes of determining the accrual of interest or rights in respect of any other payment from and after the Effective Date, New Bucyrus Common Stock to be issued shall be deemed issued as of the Effective Date regardless of the date on which it is actually dated, authenticated or distributed; provided, however, that the Reorganized Debtor shall withhold any actual payment until such distribution is made and no interest shall accrue or otherwise be payable on any such withheld amounts.

B.  Distributions by Disbursing Agents.
     7.03. General. The Disbursing Agents shall make all distributions required under the Plan.
     7.04. Distributions with Respect to Impaired Debt Securities and Holdings Stock. Notwithstanding the provisions of Sections 5.02(c) and 5.02(g) regarding the cancellation of Holdings Stock, the Debt Securities Indentures and the Bucyrus South Street Lease, each of Holdings Stock, the Debt Securities Indentures and the Bucyrus South Street Lease shall continue in effect to the extent necessary to allow the Disbursing Agents to receive and make distributions pursuant to the Plan on account of Allowed Equity Interests and Allowed Impaired Debt Securities Claims and to maintain the validity of Indenture Trustee Charging Liens subject, however, to the provision of Section 7.17.
     7.05. Compensation to Indenture Trustees. Each Indenture Trustee providing services related to distributions as a Disbursing Agent pursuant to the Plan to Holders of Allowed Impaired Debt Securities Claims in Classes 2A, 2B, 4A, 4B, 4C and 6 shall receive, from the Reorganized Debtor, with such approval as the Bankruptcy Court may require, reasonable compensation for such services and reimbursement of reasonable out-of-pocket expenses incurred in connection with such services. These payments shall be made on terms agreed to with the Reorganized Debtor, and shall be in addition to any distributions made to any Indenture Trustee on account of any Allowed Impaired Debt Securities Claims.

C.  Delivery and Distributions and Undeliverable or Unclaimed Distributions.
     7.06. Delivery of Distributions in General. Distributions to Holders of Allowed Claims or Allowed Equity Interests shall be made at the address of the Holder of such Claim or Equity Interest as indicated on records of the Debtors. Except as otherwise provided by the Plan or the Bankruptcy Code with respect to undeliverable distributions, distributions to Holders of Allowed Impaired Debt Securities Claims in Classes 2A 2B, 4A, 4B, 4C and 6 by Disbursing Agents shall be made in accordance with the provisions of the applicable Debt Securities Indenture and the Bucyrus South Street Lease and distributions will be made to Holders of record as of the Distribution Record Date.
     7.07.  Undeliverable Distributions.
     (a) Holding of Undeliverable Distributions. If any Allowed Claim or Equity Interest Holder's distribution is returned to the applicable Disbursing Agent as undeliverable, no further distributions shall be made to such Holder unless and until the Disbursing Agent is notified in writing of such Holder's then-current address. Undeliverable distributions shall remain in the possession of the applicable Disbursing Agent pursuant to this Article VII until such time as a distribution becomes deliverable. Upon request of the Reorganized Debtor, undeliverable cash (including dividends on the New Bucyrus Common Stock) shall not be entitled to any interest, dividends or other accruals of any kind.
     (b) After Distributions Become Deliverable. Within 20 days after the end of each calendar quarter following the Effective Date, the applicable Disbursing Agent shall make all distributions that become deliverable during the preceding calendar quarter.
     (c) Failure to Claim Undeliverable Distributions. Any Holder of an Allowed Claim that does not assert a Claim or Equity Interest pursuant to the Plan for an undeliverable distribution within five years after the Effective Date shall have its Claim for such undeliverable distribution discharged and shall be forever barred from asserting any such Claim or Equity Interest against the Reorganized Debtor or its respective property. In such cases, (I) any Cash held for distribution on account of such Claims or Equity Interests shall be property of the Reorganized Debtor, free of any restrictions thereon; and (II) any New Bucyrus Common Stock or New Warrants held for distribution on account of such Claims or Equity Interests shall be returned by the Disbursing Agent to the Reorganized Debtor and shall be canceled and of no further force or effect. Nothing contained in the Plan shall require the Disbursing Agents to attempt to locate any Holder of an Allowed Claim or an Allowed Equity Interest.
     (d) Compliance with Tax Requirements. In connection with the Plan, to the extent applicable, each Disbursing Agent shall comply with all tax withholding and reporting requirements imposed on it by any governmental unit, and all distributions pursuant to the Plan shall be subject to such withholding and reporting requirements.

D.  Distribution Record Date.
     7.08. As of the close of business on the Distribution Record Date, the respective transfer registers for each of the Impaired Debt Securities in Classes 2A, 2B, 4A, 4B, 4C and 6 as maintained by the Debtors, the respective Indenture Trustee or their respective agents, shall be closed and the transfer of Impaired Debt Securities, or any interest therein, will be prohibited. Moreover, the Disbursing Agents shall have no obligation to recognize the transfer of any Impaired Debt Securities in such Classes occurring after the Distribution Record Date, and shall be entitled for all purposes herein to recognize and deal only with those Holders of record as of the close of business on the Distribution Record Date.

E.  Timing and Calculation of Amounts to be Distributed.
     7.09. On the Effective Date, each Holder of an Allowed Claim or Allowed Equity Interest against the Debtors shall receive the full amount of the distributions that the Plan provides for Allowed Claims or Allowed Equity Interests in the applicable Class. Beginning on the date that is twenty (20) calendar days after the end of the calendar quarter following the Effective Date and twenty (20) calendar days after the end of each calendar quarter thereafter, distributions shall also be made, pursuant to Section 8.03 below, to Holders of Disputed Claims or Disputed Equity Interests in any such Class whose Claims or Equity Interests were Allowed during the preceding calendar quarter. Such quarterly distributions shall also be in the full amount that the Plan provides for Allowed Claims or Allowed Equity Interests in the applicable Class.

F.  Distribution and Fractional Securities.
     7.10. Notwithstanding any other provisions of the Plan, only whole numbers of shares of New Bucyrus Common Stock shall be issued. When any distribution on account of an Allowed Claim or Allowed Equity Interest would otherwise result in the issuance of a number of shares of New Bucyrus Common Stock that is not a whole number, the Disbursing Agents shall aggregate and sell all fractional shares of New Bucyrus Common Stock otherwise distributable in accordance with the Plan at then prevailing prices and distribute the net proceeds to Holders of Claims or Interests otherwise entitled thereto.

G.  Setoffs.
     7.11. The Reorganized Debtor may, pursuant to section 553 of the Bankruptcy Code or other applicable law, set off against any Allowed Claim and the distributions to be made pursuant to the Plan on account of such Claim, other than any distributions to the Holder of the Allowed Class 4B Claim pursuant to Section 3.09(b)(y), the claims, rights and Causes of Action of any nature that the Debtors or Reorganized Debtor may hold against the Holder of such Allowed Claim; provided, however, that neither the failure to effect such a setoff nor the allowance of any Claim hereunder shall constitute a waiver or release by the Debtors or Reorganized Debtor of any such claims, rights and Causes of Action that the Debtors or Reorganized Debtor may possess against such Holder.

H.  Surrender of Canceled Instruments or Securities.
     7.12. As a condition precedent to receiving any distribution pursuant to the Plan on account of any Allowed Claim or Allowed Equity Interest evidenced by the instruments, securities, stock certificates or other documentation canceled pursuant to Article V above, the Holder of such Claim or Equity Interest shall tender the applicable instruments, securities, stock certificates or other documentation evidencing such Claim or Equity Interest to the applicable Disbursing Agent. Any New Bucyrus Common Stock to be distributed pursuant to the Plan on account of any such Claim or Equity Interest shall, pending such surrender, be treated as an undeliverable distribution pursuant to Section 7.07.

I.  Impaired Debt Securities.
     7.13. Each Holder of an Allowed Claim evidenced by an Impaired Debt Security shall tender such notes or debentures to the applicable Disbursing Agent in accordance with written instructions to be provided to such Holders by the applicable Disbursing Agent as promptly as practicable following the Effective Date. Such instructions shall specify that delivery of such notes or debentures will be effected, and risk of loss and title thereto will pass, only upon the proper delivery of such notes or debentures with a letter of transmittal in accordance with such instructions. All surrendered Impaired Debt Securities shall be marked as canceled and delivered by the Disbursing Agent to the Reorganized Debtor.

J.  Holdings Stock Certificates.
     7.14. Each Holder of an Allowed Equity Interest evidenced by a stock certificate shall tender such stock certificate to the applicable Disbursing agent in accordance with written instructions to be provided to such Holders by the applicable Disbursing Agent as promptly as practicable following the Effective Date. Such instructions shall specify that delivery of such stock certificates will be effected, and risk of loss and title thereto will pass, only upon the proper delivery of such stock certificates with a letter of transmittal in accordance with such instructions. All surrendered stock certificates shall be marked as canceled and delivered by the Disbursing Agent to the Reorganized Debtor.

K. Failure to Surrender Canceled Impaired Debt Securities or Canceled Holdings Stock Certificates.
     7.15. Any Holder of Impaired Debt Securities or Holdings Stock certificates that fails to surrender or is deemed to have failed to surrender the applicable notes, debentures or stock certificates required to be tendered hereunder within five (5) years after the Effective Date shall have its Claim or Equity Interest for a distribution pursuant to the Plan on account of such Impaired Debt Securities or Holdings Stock discharged and shall be forever barred from asserting any such Claim against the Reorganized Debtor or its property. In such cases, any Cash, New Bucyrus Common Stock or New Warrants held for distribution on account of such Claim or Equity Interest shall be disposed of pursuant to Section 7.07(c).

L. Lost, Stolen, Mutilated or Destroyed Impaired Debt Securities or Stock Certificates.
     7.16. In addition to any requirements under the applicable Debt Securities Indenture, any Holder of a Claim evidenced by an Impaired Debt Security that has been lost, stolen, mutilated or destroyed shall, in lieu of surrendering such Impaired Debt Security, deliver to the Disbursing Agent: (a) evidence satisfactory to the Disbursing Agent of the loss, theft, mutilation or destruction; and (b) such security or indemnity as may be required by the Disbursing Agent to hold the Disbursing Agent harmless from any damages, liabilities or costs incurred in treating such individual as a Holder of an Impaired Debt Security. Upon compliance with this Section 7.16 by a Holder of a Claim evidenced by an Impaired Debt Security, such Holder shall, for all purposes under the Plan, be deemed to have surrendered an Impaired Debt Security.
     7.17. In addition to any requirements under applicable law, any Holder of Holdings Stock evidenced by a stock certificate that has been lost, stolen, mutilated or destroyed must, in lieu of surrendering such stock certificate, deliver to the Disbursing Agent: (a) evidence satisfactory to the Disbursing Agent of the loss, theft, mutilation or destruction; and (b) such security or indemnity as may be required by the Disbursing Agent to hold the Disbursing Agent harmless from any damages, liabilities or costs incurred in treating such individual as a Holder of a stock certificate evidencing Holdings Stock. Upon compliance with these requirements, a Holder of Holdings Stock evidenced by a stock certificate will, for all purposes under the Plan, be deemed to have surrendered a stock certificate.

M.  Cancellation of Existing Indentures and Bucyrus South Street Lease.
     7.18. The cancellation of the Debt Securities Indentures under Section 5.02(g) shall not impair the rights of Holders of Impaired Debt Securities to receive distributions on account of such Claims under the Plan, nor shall such cancellation impair the rights of the Indenture Trustees to enforce their Indenture Trustee Charging Liens, if any, under the Debt Securities Indentures and the Bucyrus South Street Lease. The Impaired Debt Securities shall not be canceled other than under Section 5.02(g) of the Plan.

N.  Release of Indenture Trustee Charging Liens.
     7.19. On or as soon as practicable after the Effective Date, in full satisfaction of the Allowed Claims secured by Indenture Trustee Charging Liens in Classes 2A, 2B, 4A, 4B, 4C and 6, the respective Indenture Trustee shall receive Cash in an amount equal to the amount of such Claims, and any Indenture Trustee Charging Liens shall be released. Distributions received by Holders of Allowed Impaired Debt Securities Claims pursuant to the Plan shall not be reduced on account of such payment of Allowed Claims secured by Indenture Trustee Charging Liens.

O.  Allocation of Distributions to Holders of Allowed Claims.
     7.20. All payments made pursuant to the Plan to a Holder of an Allowed Claim which includes accrued but unpaid interest shall be allocated first to the principal amount of the Allowed Claim and then to such accrued but unpaid interest to the extent that the amount of the payments made under the Plan to such Holder exceed the principal amount of such Claim.


                               ARTICLE VIII

                 PROCEDURES FOR RESOLVING DISPUTED CLAIMS

A.  Prosecution of Objections to Claims.
     8.01. Except as provided by Section 8.02, (a) after the Confirmation Date, only the Debtors and the Reorganized Debtor shall have the authority to File objections, settle, compromise, withdraw or litigate to judgment objections to Claims or Equity Interests, and (b) the Debtors and the Reorganized Debtor may settle or compromise any Disputed Claim or Equity Interest without approval of the Bankruptcy Court.
     8.02. If the Holder of the Allowed Class 4B Claim votes to accept the Plan on or prior to the Voting Receipt Date and executes and delivers the undertaking described in Section 9.06 of the Plan, after the Confirmation Date, (a) the Holder of the Allowed Class 4B Claim shall have the exclusive right and authority as a representative of the Debtors' Estates to file objections, request estimation of, settle, compromise, withdraw or litigate to judgment objections to Claims or Equity Interests of Non-Released Persons, and to consent to the allowance of such Claims or Equity Interests, (b) the Holder of the Allowed Class 4B Claim may settle or compromise any Disputed Claim or Equity Interest of a Non-Released Person without approval of the Bankruptcy Court, and (c) Confirmation will constitute appointment of the Holder of the Allowed Class 4B Claim as the representative of the Debtors' Estates for the purposes described in clauses (a) and (b) pursuant to section 1123(b)(3)(B) of the Bankruptcy Code.

B.  Estimation of Claims.
     8.03. Except as provided by Section 8.02, the Debtors or the Reorganized Debtor may, at any time, request that the Bankruptcy Court estimate any contingent or unliquidated Claim pursuant to section 502(c) of the Bankruptcy Code regardless of whether the Debtors or the Reorganized Debtor has previously objected to such Claim or whether the Bankruptcy Court has ruled on any such objection, and the Bankruptcy Court will retain jurisdiction to estimate any Claim at any time during litigation concerning any objection to any Claim, including during the pendency of any appeal relating to any such objection. In the event that the Bankruptcy Court estimated any contingent or unliquidated Claim, that estimated amount will constitute either the allowed amount of such Claims or a maximum limitation on such Claim, as determined by the Bankruptcy Court. If the estimated amount constitutes a maximum limitation on such Claim, the Debtors or the Reorganized Debtor may elect to pursue any supplemental proceedings to object to any ultimate payment on such Claim. All of the aforementioned Claims objection, estimation and resolution procedures are cumulative and not necessarily exclusive of one another. Claims may be estimated and subsequently compromised, settled, withdrawn or resolved by any mechanism approved by the Bankruptcy Court.

C.  Payments and Distributions on Disputed Claims.
     8.04. Notwithstanding any provision in the Plan to the contrary, no partial payments and no partial distributions will be made with respect to a Disputed Claim or Disputed Equity Interest until the resolution of such disputes by settlement or Final Order. Subject to the provisions of this
Section 8.04, as soon as practicable after a Disputed Claim or Disputed Equity Interest becomes an Allowed Claim or Allowed Equity Interest, the Holder of such Allowed Claim or Allowed Equity Interest will receive all payments and distributions to which such Holder is then entitled under the Plan. Notwithstanding the foregoing, any Person who holds both an Allowed Claim(s) or Allowed Equity Interest(s) and a Disputed Claims(s) or Disputed Equity Interest(s) will receive the appropriate payment or distribution on the Allowed Claims(s) or Allowed Equity Interest(s), although no payment or distribution will be made on the Disputed Claim(s) or Disputed Equity Interest(s) until such dispute is resolved by settlement or Final Order.


                                ARTICLE IX

                      RELEASE AND RELATED PROVISIONS

A.  Subordination.
     9.01. The classification and manner of satisfying all Claims and Equity Interests and the respective distributions and treatments under the Plan take into account and/or conform to the relative priority and rights of the Claims and Equity Interests in each Class in connection with any contractual, legal and equitable subordination rights relating thereto, whether arising under general principles of equitable subordination, section 510(b) of the Bankruptcy Code or otherwise, and any and all such rights are settled, compromised and released pursuant to the Plan. The Confirmation Order shall permanently enjoin, effective as of the Effective Date, all Persons and entities from enforcing or attempting to enforce any such contractual, legal and equitable subordination rights satisfied, compromised and settled pursuant to this Section 9.01.

B.  Limited Release of Directors, Officers and Employees.
     9.02. As of the Effective Date, the Debtors shall be deemed to have waived and released their present and former directors, officers and employees from any and all Causes of Action of the Debtors (including claims which the Debtors or Debtors in Possession otherwise have legal power to assert, compromise or settle in connection with the Chapter 11 Cases) arising on or prior to the Effective Date; provided, however, that this provision shall not operate as a waiver or release of any Cause of Action (i) in respect to any loan, advance or similar payment by the Debtors to any such person or (ii) in respect of any contractual obligation owed by such person to the Debtors.

C.  Release in Respect of Becor Transactions and Certain Other Matters.
     9.03. All payments and distributions received hereunder by Holders of Allowed Claims against and Allowed Equity Interests in the Debtors or the Reorganized Debtor shall be final and shall not be subject to avoidance, disgorgement, reallocation or challenge in respect of all Causes of Action by reason of, arising from, or in connection with or related in any way to the Released Matters (as defined below). Except as provided in Sections 9.04 and 9.05, as of the Effective Date, the Debtors and the Reorganized Debtor (collectively, the "Releasors") shall be deemed, for good and valuable consideration, to have released and discharged all holders of Allowed Claims against and all holders of Allowed Equity Interests in the Debtors or the Reorganized Debtor, and any and all of their respective successors, predecessors, assignors, assignees, parent, subsidiaries, stockholders, affiliates, present and former directors, trustees, officers, employees, agents, attorneys, accountants, investment bankers and financial advisors, and in the case of a partnership, its present and former partners, and in the case of individuals, their respective heirs, receivers, conservators, beneficiaries, executors and administrators (and any other person who, within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, "controls," is "controlled by" or is under "common control" with, any of such persons), past or present, (collectively, the "Released Persons") from any and all Causes of Action (including claims which the Debtors or Debtors in Possession have legal power to assert, compromise or settle in connection with the Chapter 11 Cases) any of the Releasors ever had, now has, hereafter can, shall or may have against any of the Released Persons by reason of, arising from or in connection with or related in any way to (i) the Becor Transactions, (ii) the administration, collection or renegotiation of the Impaired Debt Securities, (iii) the acquisition or disposition by any Released Person of, or any other action taken or not taken by any Released Person in connection with, or the status of any Released Person as a holder of, any indebtedness or equity or debt securities of, the Debtors or the Reorganized Debtor or (iv) the restructuring of the Claims and Equity Interests which are the subject of this Plan and the negotiation, formulation or preparation of the Plan (items (i) through (iv) are collectively referred to as the "Released Matters").
     9.04 The release contained in Section 9.03 shall not apply to or otherwise release any Cause of Action which a Releasor may have against the Broad Street Fund, Goldman, the South Street Funds, Greycliff Partners, Ltd. or any of their respective successors, predecessors, assignors, assignees, parent, subsidiaries, stockholders, affiliates, present and former directors, trustees, officers, employees, agents, attorneys, accountants, investment bankers and financial advisors, and in the case of a partnership, its present and former partners, and in the case of individuals, their respective heirs, receivers, conservators, beneficiaries, executors and administrators (and any other person who, within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, "controls," is "controlled by" or is under "common control" with, any of such persons), past or present, in each case acting in such capacity (collectively, the "Non-Released Persons"), other than a Cause of Action relating to an Allowed Claim or Equity Interest.
     9.05. The release contained in Section 9.03 shall not extend to, affect, release, modify or discharge any obligation under this Plan or under any contract, instrument, release, indenture or other agreement entered into or assumed in connection with this Plan.

D.  Preservation of Rights of Action.
     9.06. Except as otherwise provided in the Plan or in any contract, instrument, release, indenture or other agreement entered into in connection with the Plan, in accordance with section 1123(b) of the Bankruptcy Code, the Reorganized Debtor shall retain and may enforce any claims, rights and Causes of Action that the Debtors or the Estates may hold against any entity. If the Holder of the Allowed Class 4B Claim votes to accept the Plan on or prior to the Voting Receipt Date, then after the Effective Date such Holder shall have the exclusive right and authority, in its sole discretion, to do the following, conditioned upon the execution and delivery by such Holder prior to the Confirmation Date of an undertaking, in form and substance satisfactory to the Debtors and the Creditors Committee, indemnifying and holding harmless the Debtors and the Reorganized Debtor with respect to all claims, losses, expenses and other liabilities arising from or related to such Holder's exercise of its exclusive right and authority under Sections 8.02, 9.06 and 9.07:
     (a) to exercise as a representative of the Debtors in Possession any powers of the Debtors in Possession under section 544, 547 and 548 of the Bankruptcy Code with respect to Non-Released Persons; and
     (b) to pursue as a representative of the Debtors' Estates any claims, rights or Causes of Action of the Debtors or the Debtors in Possession existing on the Confirmation Date against Non-Released Persons, including without limitation any Causes of Action against a Non-Released Person arising from the exercise of the powers of the Debtors in Possession under sections 544, 547 and 548 of the Bankruptcy Code.
The Reorganized Debtor may pursue as appropriate any other retained claims, rights or Causes of Action (including claims, rights or Causes of Action that the Holder of the Allowed Class 4B Claim does not have the right to pursue pursuant to clauses (a) and (b) of this Section 9.06), in accordance with the best interests of the Reorganized Debtor.
     9.07. If the Holder of the Allowed Class 4B Claim votes to accept the Plan on or prior to the Voting Receipt Date and executes and delivers the undertaking described in Section 9.06, Confirmation will constitute appointment of the Holder of the Allowed Class 4B Claim as the representative of the Debtors' Estates for the purposes described in Section 9.06 pursuant to section 1123(b)(3)(B) of the Bankruptcy Code.
     9.08. From and after the Confirmation Date, neither the Debtors nor the Reorganized Debtor shall enter into or assume any contract, instrument, release, indenture or other agreement in connection with the Plan or otherwise which provides for the indemnification or holding harmless of any Non-Released Person with respect to an objection to a Claim or Equity Interest or a Cause of Action that the Holder of the Allowed Class 4B Claim has the exclusive right and authority to pursue pursuant to Sections 8.02, 9.06 and 9.07.


                                 ARTICLE X

                      REGISTRATION AND RELATED RIGHTS

     10.01. Each recipient of ten percent (10%) or more of the New Bucyrus Common Stock pursuant to this Plan shall have the benefit of the registration and related rights set forth in the New Bucyrus Registration Rights Agreement, subject to the restrictions and limitations set forth therein.


                                ARTICLE XI

                   CONDITIONS PRECEDENT TO CONFIRMATION
                       AND CONSUMMATION OF THE PLAN

A.  Conditions Precedent to Confirmation.
     11.01. It is a condition to Confirmation that the Bankruptcy Court shall have entered an order or orders, which may be the Confirmation Order, approving the Reorganization Documents, authorizing the Debtors and the Reorganized Debtor to enter into the Reorganization Documents and the transactions contemplated thereby.
     11.02. It is a condition to Confirmation that, at the Debtors' option, the New South Street Credit Agreement shall provide the Reorganized Debtor with a term loan credit facility substantially in the amounts and on the terms and conditions as set forth in the South Street Term Sheet.

B.  Conditions Precedent to Consummation.
     11.03. It is a condition to Consummation of the Plan that the Confirmation Order shall have been entered.

C.  Waiver of Conditions.
     11.04. The Debtors may waive the condition set forth in Section 11.01 in a writing executed by each of them.


                                ARTICLE XII

                         RETENTION OF JURISDICTION

     12.01. Notwithstanding the entry of the Confirmation Order and the occurrence of the Effective Date, the Bankruptcy Court shall retain such jurisdiction over the Chapter 11 Cases after the Effective Date as legally permissible, including jurisdiction to:
     (a) Allow, disallow, determine, liquidate, classify, estimate or establish the priority of secured or unsecured status of any Claim, including the resolution of any request for payment of any Administrative Claim and the resolution of any and all objections to the allowance or priority of Claims;
     (b) Grant or deny any applications for allowance of compensation or reimbursement of expenses authorized pursuant to the Bankruptcy Code or the Plan, for periods ending on or before the Effective Date;
     (c) Resolve any matters related to the assumption, assumption and assignment or rejection of any executory contract or unexpired lease to which a Debtor is a party or with respect to which a Debtor may be liable and to hear, determine and, if necessary, liquidate, any Claims arising therefrom, including those matters related to the amendment after the Effective Date pursuant to Article VI above to add any executory contracts or unexpired leases to the list of executory contracts and unexpired leases to be rejected;
     (d) Ensure that distributions to Holders of Allowed Claims and Allowed Equity Interests are accomplished pursuant to the provisions of the Plan, including ruling on any motion Filed pursuant to Article VIII;
     (e) Decide or resolve any motions, adversary proceedings, contested or litigated matters and any other matters and grant or deny any applications involving the Debtors that may be pending on the Effective Date;
     (f) Enter such orders as may be necessary or appropriate to implement or consummate the provisions of the Plan and all contracts, instruments, releases, indentures and other agreements or documents created in connection with the Plan or the Disclosure Statement, including to correct any defect, cure any omission or reconcile any inconsistency, except as provided in
Section 12.01(g) or elsewhere herein;
     (g) Resolve any cases, controversies, suits, or disputes that may arise in connection with the Consummation, interpretation or enforcement of the Plan or any entity's obligations incurred in connection with the Plan, except that such retention of jurisdiction shall not apply to any cases, controversies, suits or disputes that may arise in connection with the Reorganized Debtor's or any other entity's rights or obligations as the issuer or a Holder, respectively, of New Bucyrus Common Stock, or any other agreements governing, instruments evidencing or documents relating to any of the foregoing, including the interpretation or enforcement of any rights, remedies or obligations under any of the foregoing;
     (h) Issue injunctions, enter and implement other orders or take such other actions as may be necessary or appropriate to restrain interference by any entity with Consummation or enforcement of the Plan, except as otherwise provided herein;
     (i) Enter and implement such orders as are necessary or appropriate if the Confirmation Order is for any reason modified, stayed, reversed, revoked or vacated;
     (j) Determine any other matters that may arise in connection with or relate to the Plan, the Disclosure Statement, the Confirmation Order or any contract, instrument, release, indenture or other agreement or document created in connection with the Plan or the Disclosure Statement, except as provided in Section 12.01(g) or elsewhere herein; and
     (k) Enter a Final Decree.


                               ARTICLE XIII

                         MISCELLANEOUS PROVISIONS

A.  Dissolution of Committee.
     13.01. Upon completion of all distributions contemplated by the Plan, the Creditors Committee shall dissolve and its members shall be released and discharged from all rights and duties arising from, or related to, the Chapter 11 Cases.

B.  Payment of Statutory Fees.
     13.02. All fees payable pursuant to section 1930 of title 28 of the United States Code, as determined by the Bankruptcy Court at the hearing pursuant to section 1128 of the Bankruptcy Code, shall be paid on or before the Effective Date.

C.  No Interest.
     13.03. Except as expressly stated in the Plan, or as allowed by the Bankruptcy Court, no interest, penalty or late charge is to be allowed on any Claim subsequent to the Petition Date.

D.  Discharge of Debtors.
     13.04. Except as otherwise provided in the Plan or the Confirmation Order, Confirmation shall (a) operate as a discharge, in accordance with section 1141(d)(1) of the Bankruptcy Code, effective as of the Effective Date, of any and all debts (as such term is defined in section 101(12) of the Bankruptcy Code) or Claims against the Debtors and the Reorganized Debtor that arose at any time before the Effective Date, including, but not limited to, all principal and interest, whether accrued before, on, or after the Petition Date and (b) terminate all rights and interests of Holders of Old Bucyrus Common Stock, Holdings Stock and Holdings Stock Options. On the Effective Date, as to every discharged debt and Claim, the Holder of such debt or Claim shall be permanently precluded from asserting against any of the Debtors, the Reorganized Debtor, or against any of their respective assets or property, any other and further Claim based upon any document, instrument or act, omission, transaction or other activity of any kind or nature that occurred prior to the Effective Date. Without limiting the generality of the foregoing, upon the Effective Date, the Debtors and the Reorganized Debtor shall be discharged from any debt that arose before the Effective Date, and any debt of a kind specified in sections 502(g), 502(h) or 502(i) of the Bankruptcy Code, to the full extent permitted by section 1141(d)(1)(A) of the Bankruptcy Code. Except as otherwise specifically provided herein, nothing in the Plan shall be deemed to waive, limit or restrict in any way the discharge granted upon Confirmation under section 1141 of the Bankruptcy Code and effective as of the Effective Date.

E.  Injunction.
     13.05. On the Effective Date, all entities who have been, are, or may be Holders of Allowed Claims or Allowed Equity Interests shall be enjoined from taking any of the following actions against or affecting the Debtors, the Reorganized Debtor or their respective Estates and property with respect to such Allowed Claims or Allowed Equity Interests (other than actions brought to enforce any rights or obligations under the Plan and appeals, if any, from the Confirmation Order):
     (a) commencing, conducting or continuing in any manner, directly or indirectly, any suit, action or other proceeding of any kind against the Debtors, the Reorganized Debtor or their respective Estates and property, or any direct or indirect successor in interest to any of the Debtors or the Reorganized Debtor, or any assets or property of such transferee or successor;
     (b) enforcing, levying, attaching, collecting or otherwise recovering by any manner or means whether directly or indirectly any judgment, award, decree or order against the Debtor, the Reorganized Debtor or their respective Estates and property, or any direct or indirect successor in interest to any of the Debtors or the Reorganized Debtor, or any assets or property of such transferee or successor;
     (c) creating, perfecting or otherwise enforcing in any manner, directly or indirectly, any Lien against the Debtors, the Reorganized Debtors or their respective Estates and property, or any direct or indirect successor in interest to any of the Debtors or the Reorganized Debtor, or any assets or property of such transferee or successor other than as contemplated by the Plan;
     (d) asserting any set-off, right of subrogation or recoupment of any kind, directly or indirectly against any obligation due the Debtors, the Reorganized Debtor or their respective Estates and property, or any direct or indirect successor in interest to any of the Debtors or the Reorganized Debtor, or any assets or property of such transferee or successor; and
     (e) proceeding in any manner in any place whatsoever that does not conform to or comply with the provisions of the Plan.
     13.06. Except as provided herein, as of the Effective Date, all non-Debtor entities are permanently enjoined from commencing or continuing in any manner, any action or proceeding, whether directly, derivatively, on account of or respecting any Claim, debt, right, Cause of Action or liability released or to be released pursuant to Article IX.

F.  Modification of Plan.
     13.07. The Debtors reserve the right, in accordance with the Bankruptcy Code and the Bankruptcy Rules, to amend or modify the Plan prior to the entry of the Confirmation Order. Without limiting the foregoing sentence, the Debtors reserve the right to amend the Plan to eliminate any distribution under the Plan to all Holders of Holdings Stock. After the entry of the Confirmation Order, the Debtors or the Reorganized Debtor, as the case may be, may, upon order of the Bankruptcy Court, amend or modify the Plan, in accordance with section 1127(b) of the Bankruptcy Code, or remedy any defect or omission or reconcile any inconsistency in the Plan in such manner as may be necessary to carry out the purpose and intent of the Plan.

G.  Revocation of Plan.
     13.08. The Debtors reserve the right, at any time prior to the entry of the Confirmation Order, to revoke or withdraw the Plan. If the Debtors revoke or withdraw the Plan, it shall be null and void and, in such event, nothing contained herein shall be deemed to constitute a waiver or release of any Causes of Action or Claims by or against the Debtors or any other entity or to prejudice in any manner the rights of either of the Debtors or any entity in any further proceeding involving a Debtor.

H.  Rules of Interpretation.
     13.09. For purposes of the Plan: (a) whenever from the context it is appropriate, each term, whether defined in the singular or the plural, shall include both the singular and the plural; (b) any reference in the Plan to a contract, instrument, release, indenture or other agreement or document being in a particular form or on particular terms and conditions means that such document shall be substantially in such form or substantially on such terms and conditions; (c) any reference in the Plan to an existing document or exhibit Filed, or to be Filed, means such document or exhibit, as it may have been or may be amended, modified or supplemented; (d) unless otherwise specified, all references in the Plan to Sections, Articles and Exhibits are references to Sections, Articles and Exhibits of or to the Plan; (f) captions and headings to Articles and Sections are inserted for convenience of reference only and are not intended to be a part of or affect the interpretation of the Plan; and (g) the rules of construction set forth in section 102 of the Bankruptcy Code shall apply.

I.  Computation of Time.
     13.10. In computing any period of time prescribed or allowed by the Plan, the provisions of Bankruptcy Rule 9006(a) shall apply.

J.  Governing Law.
     13.11. Except to the extent that the Bankruptcy Code or the Bankruptcy Rules are applicable, and subject to the provisions of any contract, instrument, release, indenture or other agreement or documents entered into in connection with the Plan, the rights and obligations arising under the Plan shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without giving effect to the principles of conflict of laws thereof.

K.  Severability.
     13.12. Should the Bankruptcy Court determine, prior to the Confirmation Date, that any provision of the Plan is illegal on its face or illegal as applied to any Claim or Equity Interest, such provision shall be unenforceable either as to all Holders of Claims or Equity Interests or as to the Holder of such Claim or Equity Interest as to which such provision is unenforceable, respectively. Such a determination of unenforceability shall in no way limit or affect the enforceability or operative effect of any other provision of the Plan.

L.  Successors and Assigns.
     13.13. The rights, benefits and obligations of any entity named or referred to in the Plan shall be binding on, and shall inure to the benefit of any heir, executor, administrator, successor or assign of such entity.

Dated: September 19, 1994

                         B-E HOLDINGS, INC.



                         By:     \s\ William B. Winter
                         Title:  Chairman and Chief Executive Officer



                         BUCYRUS-ERIE COMPANY



                         By:     \s\ William B. Winter
                         Title:  Chairman and Chief Executive Officer



                         MILBANK, TWEED, HADLEY & McCLOY



                         By:    \s\ John G. Gellene
                                (A Member of the Firm)
                                1 Chase Manhattan Plaza
                                New York, New York 10005
                                (212) 530-5000
                         Reorganization Counsel for Bucyrus-Erie Company



                         HOWARD, SOLOCHEK & WEBER S.C.



                         By:    \s\ Albert Solochek
                                (A Member of the Firm)
                                324 East Wisconsin Avenue
                                Milwaukee, Wisconsin  53202
                                (414) 272-0760
                         Reorganization Counsel for B-E Holdings, Inc.